Form 10QSB
period 1996-06-30
KBK CAPITAL CORP
filed 1996-08-09
CIK 921559

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 0-24220

                           KBK CAPITAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             75-2416103
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

    301 COMMERCE, SUITE 2200, FORT WORTH, TEXAS       76102-4122
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)         (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 258-6000

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]   [No]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE                          3,340,765
                                        (SHARES OUTSTANDING AS OF JUNE 30, 1996)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES [ ]               NO [X]

==============================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended June 30, 1996
                                                                  Page
                                                                 Number
PART I. FINANCIAL INFORMATION

Item 1- Financial Statements

        Consolidated Balance Sheets at June 30, 1996 and
        December 31, 1995                                           1

        Consolidated Statements of Income for the Three Months
        and Six Months Ended June 30, 1996 and 1995                 2

        Consolidated Statements of Changes in Stockholders'
        Equity for the Year Ended December 31, 1995 and Six
        Months Ended June 30, 1996                                  3

        Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 1996 and 1995                         4

        Notes to Consolidated Financial Statements                  5

Item 2- Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       6 - 13

PART II. OTHER INFORMATION

Item 1- Legal Proceedings                                          14

Item 4- Submission of Matters To a Vote of Security Holders        14

Item 6- Exhibits and Reports on Form 8-K                           15

        Signatures                                                 15

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996 AND DECEMBER 31, 1995


                                                    JUNE 30,
                                                      1996           DEC. 31,
                                                   (UNAUDITED)        1995
                                                   ------------    ------------
                     ASSETS
Cash ...........................................   $  3,464,739    $ 11,520,969

Purchased receivables ..........................     48,158,474      40,874,377
Loans receivable ...............................     15,883,305       5,609,709
Participation sold in loans receivable .........     (3,988,909)           --
                                                   ------------    ------------
                    Total receivables ..........     60,052,870      46,484,086
Allowance for credit losses ....................     (1,733,448)     (1,729,171)
                                                   ------------    ------------
                    Net receivables ............     58,319,422      44,754,915

Premises and equipment, net of accumulated
   depreciation of $686,903 at June 30, 1996
   and $514,624 at December 31, 1995 ...........      1,496,476       1,238,625
Intangible assets, less accumulated
   amortization of $1,348,260 at June 30, 1996
   and $1,167,495 at December 31, 1995 .........      3,657,410       3,838,174
Prepaid federal income tax .....................         66,758            --
Other assets ...................................      1,245,309         859,615
                                                   ============    ============
                                                   $ 68,250,114    $ 62,212,298
                                                   ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit ............................   $ 37,500,000    $ 33,000,000
Due to factored clients ........................      8,022,212       7,217,162
Accounts payable and accrued liabilities .......        847,635         478,701
Income taxes payable ...........................           --           228,879
                                                   ------------    ------------
              Total liabilities ................     46,369,847      40,924,742

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized
   100,000 shares; no shares issued and
   outstanding .................................           --              --
Common stock, $.01 par value.  Authorized
   10,000,000 shares; issued 3,547,200 shares
   and outstanding 3,340,765 shares at
   June 30, 1996 and issued 3,547,200 shares
   and outstanding 3,397,200 shares at
   December 31, 1995 ...........................         35,472          35,472
Additional paid-in capital .....................     16,500,555      16,500,555
Retained  earnings .............................      6,662,338       5,685,279
                                                   ------------    ------------
                                                     23,198,365      22,221,306
Treasury stock .................................     (1,318,098)       (933,750)
                                                   ------------    ------------
              Total Stockholders' equity .......     21,880,267      21,287,556
                                                   ------------    ------------
                                                   $ 68,250,114    $ 62,212,298
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------
                                 Three       Three
                                Months       Months      Six Months  Six Months
                                 Ended       Ended         Ended       Ended
                               June 30,     June 30,      June 30,    June 30,
                                 1996         1995          1996        1995
                              (unaudited)  (unaudited)  (unaudited)  (unaudited)
- --------------------------------------------------------------------------------
Earned discount income .....   $2,464,937   $2,512,740   $4,810,533   $4,860,049
Interest income - Loans ....      275,892       10,570      475,178       18,969
Other income - Fees ........      197,170       17,220      254,690       32,615
                               ----------   ----------   ----------   ----------
   Total income ............    2,937,999    2,540,530    5,540,401    4,911,633

Interest expense ...........      566,867      401,785      974,951      879,046
                               ----------   ----------   ----------   ----------
   Income after interest
      expense ..............    2,371,132    2,138,745)   4,565,450    4,032,587

Provision for credit losses        10,000      100,000)      40,000      125,000
                               ----------   ----------   ----------   ----------
   Income after interest
      expense and provision
      for credit losses ....    2,361,132    2,038,745    4,525,450    3,907,587

Operating expenses:
   Salaries and employee
      benefits .............      863,137      684,929    1,601,634    1,349,696
   Amortization of
      intangible assets ....       90,382      105,759      180,764      211,518
   Occupancy and equipment .      185,870      140,294      361,655      287,704
   Professional fees .......       54,742      127,543      149,292      273,305
   Other ...................      384,738      238,928      708,011      522,594
                               ----------   ----------   ----------   ----------
      Total operating
       expenses ............    1,578,869    1,297,453)   3,001,356    2,644,817
                               ----------   ----------   ----------   ----------

   Income before income
      taxes ................      782,263      741,292)   1,524,094    1,262,770
Income tax expense (benefit):
   Federal
      Current ..............      245,865      267,350)     509,694      458,032
      Deferred .............         --           --           --           --
   State ...................       21,571       31,090)      37,341       40,482
                               ----------   ----------   ----------   ----------
      Total income taxes ...      267,436      298,440      547,035      498,514
                               ----------   ----------   ----------   ----------
   Net income ..............   $  514,827   $  442,852   $  977,059   $  764,256
                               ==========   ==========   ==========   ==========
   Net income per share ....   $      .15   $      .12   $      .28   $      .21

   Weighted-average common
      shares outstanding ...    3,514,996    3,591,379    3,529,883    3,693,714

- --------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         YEAR ENDED DECEMBER 31, 1995
                AND SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

                                          Common Stock
                                     -----------------------                                                            Total
                                       Shares                     Additional        Retained      Treasury           stockholders'
                                    Outstanding      Amount    paid-in capital      earnings         stock              equity
                                     ----------      -------     ------------      ----------     -----------        ------------
Balance, December 31, 1994 ......     3,547,200      $35,472     $ 16,501,754      $3,836,786     $      --          $ 20,374,012
Purchase of stock for treasury ..      (150,000)        --               --              --          (933,750)           (933,750)
Offering expenses ...............          --           --             (1,199)           --              --                (1,199)
Net Income ......................          --           --               --         1,848,493            --             1,848,493
                                     ----------      -------     ------------      ----------     -----------        ------------
Balance, December 31, 1995 ......     3,397,200      $35,472     $ 16,500,555      $5,685,279     $  (933,750)       $ 21,287,556
Net Income ......................          --           --               --           977,059            --               977,059
Purchase of stock for treasury ..       (56,435)        --               --              --          (384,348)           (384,348)
                                     ----------      -------     ------------      ----------     -----------        ------------
Balance, June 30, 1996 ..........     3,340,765      $35,472     $ 16,500,555      $6,662,338     $(1,318,098)       $ 21,880,267
                                     ==========      =======     ============      ==========     ===========        ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS     SIX MONTHS
                                                        ENDED          ENDED
                                                    JUNE 30, 1996  JUNE 30, 1995
                                                     (UNAUDITED)    (UNAUDITED)
                                                    ------------   ------------
Cash flows from operating activities:
Net income .......................................  $    977,059   $    764,256
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ...............       353,042        315,555
     Provision for credit losses .................        40,000       (119,073)
     Decrease (increase) in receivables ..........   (17,593,415)    12,536,868
     Participation sold ..........................     3,988,909           --
     Increase in other assets ....................      (385,694)      (202,220)
     Increase (decrease) in due to factored
     clients .....................................       805,050     (3,102,524)
     Increase in accounts payable and accrued
     liabilities .................................       368,934      1,948,423
     Increase (decrease) in income taxes .........      (295,637)       255,540
                                                    ------------   ------------
      Net cash provided by (used in) operating
         activities ..............................   (11,741,752)    12,396,825

Cash flows used in investing activities
     Purchase of premise and equipment ...........      (430,130)      (409,401)
     Repurchase of common stock ..................      (384,348)          --
                                                    ------------   ------------
      Net cash used in investing activities ......      (814,478)      (409,401)

Cash flows from financing activities:
     Repayments of payable to former stockholder .          --         (375,000)
     Net borrowings from (repayments to) bank ....     4,500,000    (15,926,125)
     Net decrease in commercial certificates .....          --         (132,405)
     Offering expenses ...........................          --           (1,198)
                                                    ------------   ------------
      Net cash provided by financing activities ..     4,500,000    (16,434,728)

                                                    ------------   ------------
      Net decrease in cash and cash equivalents ..    (8,056,230)    (4,447,304)

Cash at beginning of period ......................    11,520,969      4,447,304
                                                    ============   ============
Cash at end of period ............................  $  3,464,739   $       --
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL
      The consolidated financial statements of KBK Capital Corporation (the "Company"), included herein, are unaudited for all periods ended June 30, 1996 and 1995. However, they reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

      The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1995 and 1994 which are included in the Company's annual report.

2.   BANK LINE OF CREDIT
      The Company maintains a $75 million multi-bank line of credit ("Credit Facility"), made up of a $50 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $40 million committed at June 30, 1996 and a $25 million Advancing Term Facility ("Term Facility") collateralized by term loans, with $5 million committed at June 30, 1996. The Credit Facility, as amended on May 28, 1996 to include the Term Facility, provides for maximum borrowings under the Revolving Facility of the lesser of (i) $50 million, or (ii) the amount of a borrowing base (based on a percentage of eligible accounts receivable as defined in the letter agreement to the Credit Facility net of related amounts due to clients and exclusions based on client or debtor considerations). Borrowings under the Revolving Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.5% or 1.25% depending on the Company's interest coverage ratio (as defined in the letter agreement to the Credit Facility) with interest payable quarterly. The Credit Facility also provided for maximum borrowings under the Term Facility of the lesser of (i) $25 million, or (ii) the amount of a borrowing base (based on a percentage of eligible term loans as defined in the letter agreement to the Credit Facility). Borrowings under the Term Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.75% or 1.50% depending on the Company's interest coverage ratio (as defined in the letter agreement to the Credit Facility) with interest payable quarterly. Commitment fees are paid quarterly at the rate of .25% on the unused current commitment amounts under the Revolving Facility and the Term Facility. The Credit Facility expires on April 30, 1999, at which time all outstanding amounts are due thereunder.

3.   STOCKHOLDERS' EQUITY
      Pursuant to the Stock Repurchase Plan initiated in 1995, the Company acquired 56,435 shares of its common stock at a cost of $384,348 during the six months ended June 30, 1996. This stock is currently held as treasury stock and has not been canceled.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a commercial financial institution providing asset-based and working capital financing to middle-market businesses primarily through the discounted purchase of their accounts receivable and secondarily through lending collateralized by inventory, equipment, accounts receivable or other assets of the borrower. The Company's clients are typically businesses with annual revenues up to $30 million which are experiencing growth. By providing asset-based and working capital financing, the Company relies principally on the quality of the client's underlying assets and financial condition of the client's customers ("account debtors") rather than the financial condition of the client itself.

In working capital financings, the Company purchases accounts receivable for a negotiated price (the "Initial Payment"), usually less than their face amount, based upon size, age and type of accounts being purchased, the quality of client documentation and the Company's judgment as to payment history and credit worthiness of the account debtors. This Initial Payment is negotiated on a client-by-client basis and generally does not vary on a receivable-by-receivable basis when purchased from the client. Revenue generated from the Initial Payment in the form of a fixed discount is recognized for financial accounting purposes in the month the related receivable is purchased.

The Company also deducts a variable discount from the purchase price of the accounts receivable based on the Initial Payment amount and the number of days between the Initial Payment date and the date the underlying account receivable is collected. Upon collection of an account receivable, the difference between the amount collected and the Initial Payment, with respect to that receivable, less the Company's fixed and variable discounts, (the "residual payment") is paid to the client. Variable discount income is recorded on an accrual basis over the period between the date the underlying receivable is purchased and the date the receivable is collected.

During 1995, the Company expanded its product lines to offer various other types of financing to customers already served through accounts receivable purchase facilities. These loan facilities were extended in an effort to maintain and extend the financial relationship with new or existing customers. The loan facilities are generally not extended on a stand alone basis without the prospect of working capital facilities on a long term relationship. These product lines include term loans secured by inventory, accounts receivable, equipment and other assets at floating rates over a base rate and are secured. In its asset-based lending activities, the Company typically obtains an auction or liquidation value appraisal of the collateral and extends credit at a negotiated percentage of the appraised value. The term of these facilities generally does not exceed five years. Interest income on these loans is accrued ratably over the life of the loan at a variable rate. The rates are negotiated on a client-by-client basis.

The Company expects that it will experience lower than historical yields during the third and fourth quarters of 1996, which is expected to have a negative impact on the level of expected growth in its revenues and results of operations for the remainder of 1996. Broad-based and sustained economic growth has resulted in improved financial strength for many middle market companies currently and prospectively served by KBK. The Company's customary practice of adjusting pricing for its customers commensurate with improvement or deterioration in their financial strength, continues to be reflected in lower yields on the Company's earning asset portfolio. In addition, the Company continues to extend lower pricing on new business generated as it competes aggressively for earning asset growth.

Results for the second quarter of 1996 reflect a 16% increase in revenues and a 46% increase in earning assets, in each case compared to the same period in the prior year. The Company expects that additions made to its marketing staff during the first half of 1996 will continue to generate earning asset growth during the second half of 1996 as yields remain under pressure from strong economic growth and the Company's aggressive competition for earning asset growth. Management expects that the rate of growth in earning assets will out-pace revenue growth through the remainder of the year. There can be no assurance, however, that earning asset growth will be sufficient to offset lower yields continuing to be experienced by the Company.

The information in the preceding two paragraphs contains forward-looking information based on current information and expectations of the Company that involve a number of risks, uncertainties and assumptions, including the overall state of the economy, competition among financial institutions, and the Company's ability to generate growth in earning assets through the generation of new business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual outcomes could vary materially from those expected.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's unaudited consolidated financial statements included elsewhere in this report. This discussion contains forward looking statements that are, as such, estimates. These estimates could be affected by changes in assumptions that make the estimates not correct.

RESULTS OF OPERATIONS

      ANALYSIS OF SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

The following tables set forth the results of operations and certain other data of the Company for the second quarter of 1996 and the second quarter of 1995.

                                    Quarter Ended          Quarter Ended
                                     June 30, 1996          June 30,1995
                                     (unaudited)             (unaudited)
                                     ------------------------------------------
                                                (dollars in thousands)

Average Earning Assets ...............    $57,222              $39,194
Total Revenues .......................    $ 2,938    100.0%    $ 2,541    100.0%
Interest Expense .....................        567     19.3%        402     15.8%
Provision for Credit Losses ..........         10      0.3%        100      3.9%
Operating Expenses ...................      1,579     53.7%      1,297     51.0%
Income Taxes .........................        267      9.1%        298     11.7%
Net Income ...........................        515     17.5%        443     17.4%

Total revenue increased 16%, or $397,000 to $2.9 million for the second quarter of 1996 compared to second quarter 1995 total revenues of $2.5 million. This was due in part to an increase of $265,000 in the interest income component of revenue to $276,000 for the second quarter 1996 from $11,000 for the same period in 1995. The increase in interest income was primarily due to the increase of $9.3 million in average outstanding loans for the second quarter 1996 to $9.9 million from $677,000 for the same period of 1995 resulting from extending the life of client relationships by offering secured loans to clients already served by the accounts receivable purchase facilities. Other fee income also increased $180,000 to $197,000 for the second quarter of 1996, from $17,000 in the same quarter of 1995 resulting from fees charged on new loans and receivable purchase facilities, increases in funds transfer fees and the addition of fees for services performed such as audits and document preparation. These increases were partially offset by the drop in discount fees of $48,000 to $2.5 million for the second quarter of 1996. The decrease resulted from a $175,000 drop in fixed discounts for the second quarter of 1996 from the same quarter in 1995 partially offset by an increase of $128,000 in variable discounts to $1.0 million in the second quarter of 1996 from $874,000 in the same quarter of 1995. The drop in fixed fees resulted from the participation by certain correspondents in the fixed fee revenue of some clients in lieu of a commission and the overall decline in fixed fee structures connected with variable performance based pricing. Increases in variable discounts resulted from the increase in average purchased accounts receivable outstanding to $47.3 million for the second quarter of 1996 from $38.5 million for the second quarter of 1995.

Total earning assets generated from purchased receivables financing and loan financing resulted in a 46% growth in average earning assets to $57 million for the quarter ended June 30, 1996 from $39 million for the quarter ended June 30, 1995. Of this increase, $9.3 million resulted from the growth in the loan portfolio and $8.8 million resulted from growth in the receivables purchased portfolio. Volume of $101.6 million of receivables purchased in the second quarter of 1996 reflects an increase of $13.8 million, or 16% over second quarter 1995 volume of $87.8 million. The growth in purchased receivables originated in the Fort Worth, San Antonio and New Orleans offices exceeded the decline in accounts originated by the offices in Houston and Lafayette. The decline of purchased receivables in the Houston portfolio is related to the planned termination of the facility for a group of related clients in December of 1995 which has not as yet been replaced with the addition of new accounts. The growth in loans receivable is due to cross selling of asset-based financing products to new and existing clients.

Interest expense increased $165,000 to $567,000 for the second quarter of 1996 from $402,000 for the same quarter in 1995. This increase is due to a $15.6 million increase in the average outstanding balance under the Company's line of credit to $32 million for the second quarter of 1996 from $16.4 million for the same quarter in 1995. The increase in the average amounts outstanding was partially offset by the lower effective prime rate in the second quarter of 1996 of 8.25% compared to 9% in the second quarter of 1995.

Yields (annualized revenue divided by average earning assets), however, decreased to 20.5% for the second quarter of 1996 from 25.9% for the same quarter of 1995, due to the increase in the loan portion of earning assets as discussed in the preceding paragraph and the results of performance based variable pricing in place in 1996. The Company's customary practice of adjusting pricing for its customers, commensurate with improvement or deterioration in their financial strength, continues to be reflected in lower yields on the Company's earning assets portfolio. Also the term loan component of earning assets generally has a lower yield than the yield generated in working capital financing through purchased receivables. As the Company extends the life of client relationships through the addition of lower yield products and rewards good performance with lower rate purchase facilities, yields are expected to continue to decline. Additionally the Company continues to extend lower pricing on new business generated as it competes aggressively for earning asset growth. A broad based and sustained economic growth has resulted in improved financial strength for many middle market companies currently and prospectively served by the Company. This allows such companies alternative financing sources such as commercial banks and asset based lenders.

A provision for credit losses of $10,000 was recorded for the second quarter of 1996, as compared to $100,000 for the second quarter of 1995. During the second quarter of 1996, the Company had net charge-offs of $21,000 compared to $88,000 of net charge-offs for the second quarter of 1995. The allowance for credit losses at June 30, 1996 of $1.7 million represents 3.0% of average earning assets for the quarter then ended. The allowance for credit losses at June 30, 1995 of $1.5 million was 3.8% of average earning assets for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1996.

Operating expenses of $1.6 million for the quarter ended June 30, 1996 were up $281,000, or 23%, compared with the $1.3 million for the quarter ended at June 30, 1995. Salaries and employee benefits increased $178,000 to $863,000 for the second quarter of 1996 compared to $685,000 for the same quarter of 1995. Most of this increase relates to the expansion of the marketing staff to 22 full-time personnel from 11 full-time personnel in the same quarter of 1995. Occupancy expenses increased $46,000 to $186,000 for the second quarter of 1996, from $140,000 for the same quarter of 1995 resulting from the increased rent and depreciation for office space and equipment required in New Orleans and the opening of two new offices in California in the second quarter of 1996. Marketing related expenses such as referral commissions, travel, entertainment, advertising, postage, telephone and office supplies increased $114,000 or 66% to $285,000 in the second quarter of 1996 from $172,000 in the same quarter of 1995 due to increased direct mail projects and other direct cost to support more geographically diverse marketing offices. Administrative expenses such as directors fees, dues and subscriptions, other taxes, credit services, insurance, contributions and miscellaneous expenses increased $32,000 or 47% to $99,000 for the second quarter of 1996 from $67,000 for the same quarter of 1995. These increased expenses for the second quarter of 1996 were offset by a $73,000 decrease in legal and professional fees to $55,000 from $128,000 in the second quarter of 1995 and a decrease of $15,000 in amortization of intangibles to $90,000 in the second quarter of 1996 from $105,000 in the second quarter of 1995. The decrease in legal fees relates to high cost in 1995 of the Company's defense in a client bankruptcy suit which was substantially concluded before the second quarter of 1996. The decrease in amortization is due to the lengthening of the noncompetition agreement with the prior owner in the fourth quarter of 1995.

Income taxes of $267,000 for the second quarter of 1996 were 11% less than the $299,000 of income taxes for the second quarter of 1995, due to an adjustment of an accounting estimate made in 1995.

As a result of the foregoing, net income of the Company for the second quarter of 1996 increased $72,000, or 16%, to $515,000 from $443,000 for the second quarter of 1995.

                   ANALYSIS OF SIX MONTHS ENDED JUNE 30, 1996
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

      The following table sets forth the results of operations and certain other data of the Company for the six months ended June 30, 1996 and 1995.

                                   Six Months Ended       Six Months Ended
                                     June 30, 1996         June 30, 1995
                                      (unaudited)           (unaudited)
                                   ---------------------------------------------
                                                 (DOLLARS IN THOUSANDS)

Average Earning Assets ...............    $52,870              $39,719
Total Revenues .......................    $ 5,540    100.0%    $ 4,912    100.0%
Interest Expense .....................        975     17.6%        879     17.8%
Provision for Credit Losses ..........         40       .7%        125      2.5%
Operating Expenses ...................      3,001     54.2%      2,645     53.8%
Income Taxes .........................        547      9.9%        499     10.2%
Net Income ...........................        977     17.6%        764     15.6%

Total revenue increased 13%, or $628,000, to $5.5 million for the six months ended June 30, 1996 compared to the same period for 1995 total revenues of $4.9 million. This was due primarily to the increase of $456,000 in the interest income component of revenue to $475,000 for the six months ended June 30, 1996 from $19,000 for the same period 1995. The increase in interest income was primarily due to the increase of $7.7 million in average outstanding loans for the six months ended June 30, 1996 to $8.2 million from $507,000 for same period of 1995 resulting from the Company's extending the life of client relationships by offering secured loans to clients already served by the accounts receivable purchase facilities. Other fee income also increased $456,000 to $475,000 for the first six months of 1996, from $17,000 in the same period of 1995 resulting from fees charged on new loans and receivable purchase facilities, increases in funds transfer fees and the addition of fees for services performed such as audits and document preparation. These increases were partially offset by the drop in discount fees of

$50,000 to $4.8 million for the six months ended June 30,1996. The decrease resulted from a $215,000 drop in fixed discounts for the six months ended June 30, 1996 from the same period in 1995 partially offset by an increase of $166,000 in variable discounts to $1.9 million for the six months ended June 30, 1996 from $1.8 million in the same period of 1995. The drop in fixed fees resulted from the participation by certain correspondents in the fixed fee revenue of some clients in lieu of a commission and the overall decline in fixed fee structures connected with variable pricing. Increases in variable discounts resulted from the increase in average purchased accounts receivable outstanding of $44.7 million for the six months ended June 30, 1996 from $39.2 for the same period of 1995.

Total earning assets generated from purchased receivables and loan financing resulted in a 17% growth in earning assets, to $53 million for the six months ended June 30, 1996 from $40 million for the six months ended June 30, 1995. The volume of accounts receivable purchased grew 11% to $194 million for the six months ended June 30, 1996 from $175 million for the same period of 1995. The growth in purchased receivables originated in the Fort Worth, San Antonio and New Orleans offices exceeded the decline in accounts originated by the offices in Houston and Lafayette. The decline in the Houston portfolio purchases is related to the planned termination of the facility for a group of related clients in December of 1995 which has not as yet been replaced with the addition of new accounts. The growth in loans receivable is due to cross selling of asset-based financing products to new and existing clients.

Interest expense increased $96,000 to $975,000 for the six months ended June 30, 1996 from $879,000 for the same quarter in 1995. This increase is due to a $10.1 million increase in the average outstanding balance under the line of credit to $27.2 million for the six months ended June 30, 1996 from $17.1 million for the same period in 1995 but was partially offset by the prime borrowing rate declining 25 basis points from 8.5% to 8.25% in the second month of 1996 compared to increasing 50 basis points from 8.5% to 9% in the second month of 1995.

Yields (revenue divided by average earning assets, annualized), however, decreased to 21.0% for the six months ended June 30,1996 from 24.7% for the same period of 1995, due to the increase in the loan portion of earning assets as discussed in the preceding paragraph and the results of performance based variable pricing in place in 1996. This component of earning assets generally has a lower yield than the yield generated in working capital financing through purchased receivables. As the Company extends the life of client relationships through the addition of lower yield products and rewards good performance with lower rate purchase facilities, yields are expected to continue to decline.

A provision for credit losses of $40,000 was recorded for the six months ended June 30, 1996, as compared to $125,000 for the same period of 1995. During the second quarter of 1996, the Company had net charge-offs of $36,000 compared to $234,000 of net charge-offs for the same period of 1995. The allowance for credit losses at June 30, 1996 of $1.7 million represents 3.2% of average earning assets for the six months then ended. The allowance for credit losses at June 30, 1995 of $1.5 million was 3.8% of average earning assets for the six months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1996.

Operating expenses of $3.0 million for the six months June 30, 1996 were up $356,000, or 13%, compared with the $2.6 million for the same period of 1995. Salaries and employee benefits increased $252,000 to $1.6 million for the six months ended June 30, 1996 compared to $1.3 million for the same period of 1995. Most of this increase relates to the expansion of the marketing staff in the first six months of 1996 through the addition of nine full-time personnel. Occupancy expenses increased $74,000 to $362,000 for the second quarter of 1996, from $288,000 for the same period of 1995 resulting from the increased rent and depreciation for office space and equipment required in New Orleans and the opening of two new offices in California in the second quarter of 1996. Marketing related expenses such as referral commissions, travel, entertainment, advertising, postage, telephone and office supplies increased $133,000 or 35% to $514,000 for the six months ended June 30, 1996 from $381,000 in the same period of 1995 due to increased direct mail projects and other direct cost to support more geographically diverse marketing offices. Administrative expenses such as directors fees, dues and subscriptions, other taxes, credit services, insurance, contributions and miscellaneous expenses increased $52,000 or 37% to $194,000 for the six months ended June 30, 1996 from $142,000 for the same period of 1995. These increased expenses for the six months ended June 30, 1996 were offset by a $124,000 decrease in legal and professional fees to $149,000 from $273,000 in the same period of 1995 and a decrease of $31,000 in amortization of intangibles to $181,000 in the six months ended June 30, 1996 from $212,000 in the same period of 1995. The decrease in legal fees relates to the high cost in 1995 of the company's defense in a client bankruptcy suit which was substantially concluded before the second quarter of 1996. The decrease in amortization is due to the lengthening of the noncompetition agreement with the prior owner in the fourth quarter of 1995.

Income taxes of $547,000 for the six months ended June 30, 1996 were 10% more than the $499,000 of income taxes for the same period of 1995, due to a 20% increase in net income before taxes for the six months ended June 30, 1996 compared to the same period for 1995 and due to an adjustment of an estimate made in 1995.

As a result of the foregoing, net income of the Company for the six months ended June 30, 1996 increased $213,000, or 28%, to $977,000 from $764,000 for the same period of 1995.

CHANGES IN FINANCIAL CONDITION

All asset components of the Company's balance sheet increased from December 31, 1995, to June 30, 1996, except intangible assets. Total assets increased 10% from $62.2 million at December 31, 1995 to $68.3 million at June 30, 1996. This increase was primarily due to the increase in earning assets from $11.5 million at December 31, 1995 to $60 million at June 30, 1996 resulting from increased borrowings of $4.5 and the increase of $13.5 million in earning assets (total receivables) from $46.5 million at December 31, 1995 to $60.0 million at June 30, 1996. Net intangible assets declined $90,400 during the second quarter 1996 due to amortization.

Because of the increase in purchased accounts receivable balances, the balance in the due to factored clients increased 10%, from $7.2 million to $8.0 million. Stockholders' equity increased $593,000, from $21.3 million at December 31, 1995 to $21.9 million at June 30, 1996 due to net income for the six month ended June 30, 1996 of $977,000 net of treasury stock purchased during the quarter at a cost of $384,000. The Company paid no dividends on its common stock for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the change in earning assets. During the second quarter of 1996, the total volume of receivables purchased by the Company was $101.6 million, a 16% increase over the total volume of receivables purchased of $87.8 million during the second quarter of 1995. Average earning assets from the working capital financing of purchased receivables of $47.3 million was 18.6% above the comparable average earning assets of $38.5 million for the quarter ended June 30, 1995. The average balance on loans, however, grew from $676,000 for the quarter ended June 30, 1995 to $12.8 million for the quarter ended June 30, 1996. This increase in loan growth caused average earning assets to grow 45.9% from $39.2 million for the quarter ended June 30, 1995, to $57.2 million for the quarter ended June 30, 1996. The Company continues to search for ways to employ its capital base and to expand its portfolio through the expansion of its current product line, the addition of new product lines such as collateralized loan facilities, the acquisition or development of new products or lines and the addition of services related to the purchase or servicing of accounts receivable.

The Company maintains a $75 million multi-bank line of credit ("Credit Facility"), made up of a $50 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $32.5 million outstanding and $40 million committed at June 30, 1996 and a $25 million Advancing Term Facility ("Term Facility") collateralized by term loans with $5 million outstanding and $5 million committed at June 30, 1996. The Credit Facility as amended on May 28, 1996 to include the Term Facility provided for maximum borrowings under the Revolving Facility of the lesser of (i) $50 million, or (ii) the amount of a borrowing base (based on a percentage of eligible accounts receivable as defined in the letter agreement to the Credit Facility net of related amounts due to clients and exclusions based on client or debtor considerations). Borrowings under the Revolving Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.5% or 1.25% depending on the Company's interest coverage ratio (as defined in the letter agreement to the credit facility) with interest payable quarterly. The Credit Facility also provided for maximum borrowings under the Term Facility of the lesser of (i) $25 million, or (ii) the amount of a borrowing base (based on a percentage of eligible term loans as defined in the letter agreement to the Credit Facility. Borrowings under the Term Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.75% or 1.50% depending on the Company's interest coverage ratio (as defined in the letter agreement to the credit facility) with interest payable quarterly. Commitment fees are paid quarterly at the rate of
 .25% on the unused current commitment amounts under the Revolving Facility and the Term Facility. The Credit Facility expires on April 30, 1999, at which time all outstanding amounts are due thereunder.

Borrowings under the Credit Facility are secured by all accounts receivable of KBK now existing or hereafter to come into existence (including all accounts receivable purchased by KBK from its clients), all inventory of KBK now owned or acquired, all instruments, chattel paper, documents and general intangibles of KBK now owned or acquired, an assignment of all security interest, mortgages and liens securing the foregoing and all proceeds of the foregoing. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain current ratio and tangible net worth, limitations on its debt to tangible net worth ratio and an interest coverage ratio which requires that the ratio of the Company's income before interest and taxes to interest expense, over the last four quarters, be no less than 1.5 to
1. Additionally, the Credit Facility restricts the payment of dividends or the repurchase of stock in any fiscal year to the lesser of (i) KBK's after tax income for such fiscal year, or (ii) the sum of 50% of the amount by which KBK's after tax income exceeds the cumulative amount of dividends permitted to be paid under such tests, but not so paid. Thus, the Company is restricted in its ability to pay cash dividends or repurchase its common stock. Under the terms of the Credit Facility, the limitation on dividends and repurchases at June 30, 1996 was $819,000, and $435,000 was available for such payments. The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends, rather it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November, 1995. Pursuant to action by the Company's Board of Directors in July of 1996, the stock repurchase program was increased by 200,000 shares from its initial 300,000 shares. Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions up to 500,000 shares (14% of the outstanding shares at the time of the program's initiation) at current market prices. During the second quarter of 1996, the Company repurchased 22,435 shares at a cost of $135,603. As a result, at the end of the second quarter of 1996, the Company has purchased 206,435 shares of its common stock since the inception of its repurchase program in November 1995.

The reduction in cash from $11.5 million at December 31, 1995 to $3.5 million is due to the increase in purchased accounts receivable and loans outstanding of $17.6 million net of additional borrowings from the bank of $4.5 million and the sale of a $4.0 million participation in a loan for the quarter ended June 30, 1996.

PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

The Company is not a party to any litigation other than routine proceedings incidental to its business and the Company does not expect that these proceedings will have a material adverse effect on the Company.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on May 1, 1996. Of the total 3,363,200 outstanding and authorized voting shares, there were present by proxy or in person, 2,964,243 shares or 88% of the voting shares outstanding. The following issues were presented to the stockholders for approval.

     1. To amend the Articles of Incorporation to provide for three classes of Directors, each class to serve for staggered terms of 3 years;

     2.   To elect nine Directors - CLASS I - Term initially expires 1997:
          Kenneth H. Jones, Jr., R. Earl Cox, III, Martha V. Leonard; CLASS II - Term initially expires 1998: Michael D. Magill, Thomas M. Simmons, Harris A. Kaffie; CLASS III Term initially expires 1999: Robert J. McGee, Daniel R. Feehan, Thomas L. Healey;

     3.   To approve the Company's 1996 Long-Term Incentive Plan;

     4. To ratify the selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1996.

For Item 1, 2,261,654 shares voted FOR, 305,600 shares voted AGAINST, and 6,400 shares ABSTAINED. For Item 2, the following votes were cast for each of the nominees proposed by the Board of the Company.

    Nominee             Shares Voted For   Shares Voted Against  Shares Withheld

Kenneth H. Jones, Jr. ..    2,811,890            - 0 -                2,075
R. Earl Cox III ........    2,805,890            - 0 -                8,075
Martha V. Leonard ......    2,811,890            - 0 -                2,075

Michael D. Magill ......    2,813,965            - 0 -                - 0 -
Thomas M. Simmons ......    2,813,965            - 0 -                - 0 -
Harris A. Kaffie .......    2,811,890            - 0 -                2,075

Robert J. McGee ........    2,813,965            - 0 -                - 0 -
Daniel R. Feehan .......    2,811,890            - 0 -                2,075
Thomas L. Healey .......    2,813,965            - 0 -                - 0 -


For Item 3, shares voted FOR were 2,584,812 shares, 16,900 shares voted AGAINST, and 7,800 shares ABSTAINED. For Item 4, shares voted FOR were 2,813,965, shares voted AGAINST were none, and 300 share ABSTAINED. All items were approved pursuant to the Company's Articles of Incorporation and By-Laws.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            *23.3 - Second Amended and Restated Letter Loan Agreement dated May
                    28, 1996 among KBK Financial, Inc., the banks listed on the signature pages thereof and BankOne, Texas, N.A., as Agent, and related documents.

      (b)   Reports on Form 8-K

            None
- -------------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KBK CAPITAL CORPORATION

Date  August 12, 1996                             /s/ MICHAEL D. MAGILL
                                                      Michael D. Magill,
                                                   Executive Vice President
                                                  and Chief Financial Officer