Form 10QSB
period 1996-09-30
KBK CAPITAL CORP
filed 1996-11-13
CIK 921559

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
Yes [ X ]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE                        3,278,009
                                   (SHARES OUTSTANDING AS OF SEPTEMBER 30, 1996)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES [  ]  NO [ X ]

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended September 30, 1996

                                                                  Page
                                                                 Number

PART I. FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets at September 30, 1996 and
        December 31, 1995                                           1

        Consolidated Statements of Income for the Three Months
        and Nine Months Ended September 30, 1996 and 1995           2

        Consolidated Statements of Changes in Stockholders'
        Equity for the Year Ended December 31, 1995 and Nine
        Months Ended September 30, 1996                             3

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1996 and 1995                    4

        Notes to Consolidated Financial Statements                  5

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       6 -13

PART II.     OTHER INFORMATION

Item 1  Legal Proceedings                                          14

Item 6  Exhibits and Reports on Form 8-K                           15

        Signatures                                                 15

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                    SEPT. 30,
                                                      1996           DEC. 31,
                                                   (UNAUDITED)        1995
                                                   ------------   -------------
                      ASSETS
Cash ...........................................   $    457,326    $ 11,520,969

Purchased receivables ..........................     51,939,917      40,874,377
Loans receivable ...............................     18,724,202       5,609,709
Participation sold in loans receivable .........     (3,928,136)           --
                                                   ------------    ------------
                    Total receivables ..........     66,735,983      46,484,086
Allowance for credit losses ....................     (1,754,984)     (1,729,171)
                                                   ------------    ------------
                    Net receivables ............     64,980,999      44,754,915

Premises and equipment, net of accumulated
   depreciation of $764,783 at September 30,
   1996 and $514,624 at December 31, 1995 ......      1,852,295       1,238,625
Intangible assets, less accumulated
   amortization of $1,438,642 at September 30,
   1996 and $1,167,495 at December 31, 1995 ....      3,567,027       3,838,174
Prepaid federal income tax .....................         93,219            --
Other assets ...................................      1,269,382         859,615
                                                   ------------    ------------
                                                   $ 72,220,248    $ 62,212,298
                                                   ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit ............................   $ 41,500,000    $ 33,000,000
Due to factored clients ........................      7,999,871       7,217,162
Accounts payable and accrued liabilities .......      1,007,320         478,701
Income taxes payable ...........................           --           228,879
                                                   ------------    ------------
              Total liabilities ................     50,507,191      40,924,742
STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized
   100,000 shares; no shares issued and
   outstanding .................................           --              --
Common stock, $.01 par value.  Authorized
   10,000,000 shares; issued 3,547,200 shares
   and outstanding 3,278,009 shares
   at September 30, 1996 and issued 3,547,200
   shares and outstanding 3,397,200 shares at
   December 31, 1995 ...........................         35,472          35,472
Additional paid-in capital .....................     16,500,555      16,500,555
Retained  earnings .............................      6,948,234       5,685,279
                                                   ------------    ------------
                                                     23,484,261      22,221,306
Treasury stock .................................     (1,771,204)       (933,750)
                                                   ------------    ------------
              Total Stockholders' equity .......     21,713,057      21,287,556
                                                   ------------    ------------
                                                   $ 72,220,248    $ 62,212,298
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------
                                               Three         Three
                                               Months        Months     Nine Months  Nine Months
                                               Ended         Ended        Ended        Ended
                                             September     September    September    September
                                              30, 1996      30, 1995     30, 1996      30, 1995
                                            (unaudited)   (unaudited)  (unaudited)  (unaudited)
----------------------------------------------------------------------------------------------
Earned discount income ...................   $2,338,406   $2,842,045   $7,148,940   $7,702,093
Interest income - Loans ..................      363,011       24,172      841,479       43,143
Other income - Fees ......................      369,060       23,373      623,748       55,988
                                             ----------   ----------   ----------   ----------
   Total revenue .........................    3,070,477    2,889,590    8,614,167    7,801,224
Interest expense .........................      675,855      378,399    1,650,806    1,257,446
                                             ----------   ----------   ----------   ----------
   Income after interest expense 2,394,622    2,511,191    6,963,361    6,543,778

Provision for credit losses ..............      105,000      370,000      145,000      495,000
                                             ----------   ----------   ----------   ----------
   Income after interest
      expense and provision
      for credit losses ..................    2,289,622    2,141,191    6,818,361    6,048,778
Operating expenses:
   Salaries and employee
      benefits
   Amortization of .......................      985,674      731,063    2,587,310    2,080,759
      intangible assets ..................       90,382      108,145      271,146      319,663
   Occupancy and equipment ...............      210,966      143,724      572,621      431,428
   Professional fees .....................      105,742      158,753      255,034      432,059
   Other .................................      435,546      267,173    1,143,555      789,765
                                             ----------   ----------   ----------   ----------
      Total operating expenses ...........    1,828,310    1,408,858    4,829,666    4,053,674
                                             ----------   ----------   ----------   ----------
   Income before income
      taxes ..............................      461,312      732,333    1,988,695    1,995,104
Income tax expense:
   Federal
      Current ............................      167,738      263,399      677,432      717,555
      Deferred ...........................         --          6,044         --          9,920
   State .................................       10,967       17,906       48,308       58,388
                                             ----------   ----------   ----------   ----------
      Total income taxes .................      178,705      287,349      725,740      785,863
                                             ----------   ----------   ----------   ----------
   Net income ............................   $  282,607   $  444,984   $1,262,955   $1,209,241
                                             ==========   ==========   ==========   ==========
   Net income per share ..................   $      .08   $      .12   $      .36   $      .33
   Weighted-average common
      shares outstanding .................    3,404,806    3,667,646    3,488,704    3,613,433
----------------------------------------------------------------------------------------------

  See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         YEAR ENDED DECEMBER 31, 1995
             AND NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)

                                      Common Stock
                                 ------------------------
                                                           Additional                                     Total
                                    Shares                   paid-in       Retained        Treasury   stockholders'
                                  Outstanding    Amount      capital       earnings        stock         equity
                                 ---------------------------------------------------------------------------------
Balance,  December 31, 1994 ..     3,547,200    $35,472   $ 16,501,754    $3,836,786   $      --      $ 20,374,012
Purchase of stock for treasury      (150,000)      --             --            --        (933,750)       (933,750)
Offering expenses ............          --         --           (1,199)         --            --            (1,199)
Net Income ...................          --         --             --       1,848,493          --         1,848,493
                                 ---------------------------------------------------------------------------------
Balance, December 31, 1995 ...   $ 3,397,200    $35,472   $ 16,500,555    $5,685,279   $  (933,750)   $ 21,287,556
Net Income ...................          --         --             --       1,262,955          --         1,262,955
Purchase of stock for treasury      (146,435)      --             --            --        (837,454)       (837,454)
                                 ---------------------------------------------------------------------------------
Balance, September 30, 1996 ..   $ 3,250,765    $35,472   $ 16,500,555    $6,948,234   $(1,771,204)   $ 21,713,057
                                 =================================================================================

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NINE MONTHS    NINE MONTHS
                                                       ENDED          ENDED
                                                   SEPTEMBER 30,    SEPTEMBER
                                                       1996        30, 1995
                                                    (UNAUDITED)    (UNAUDITED)
                                                   -----------------------------
Cash flows from operating activities:
Net income .....................................   $  1,262,955    $ 1,209,241
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization .............        535,656        480,397
     Provision for credit losses ...............        145,000        (17,408)
     Loss on disposition of assets .............         16,120           --
     Decrease (increase) in receivables ........    (24,359,993)     5,227,330
     Participation sold ........................      3,988,909           --
     Decrease (increase) in other assets .......       (409,767)        46,935
     Increase (decrease) in due to factored
        clients ................................        782,709     (2,204,909)
     Increase in accounts payable and accrued
        liabilities ............................        528,619        510,414
     Increase (decrease) in income taxes .......       (322,098)          --
                                                   ------------    -----------
      Net cash provided by (used in) operating
         activities ............................    (17,831,890)     5,252,000
Cash flows used in investing activities
     Purchase of premise and equipment .........     (1,035,775)      (462,296)
     Additional acquisition expense ............           --         (170,034)
     Proceeds from sale of assets ..............        141,476
     Repurchase of common stock ................       (837,454)          --
                                                   ------------    -----------
      Net cash used in investing activities ....     (1,731,753)      (632,330)
Cash flows from financing activities:
     Repayments of payable to former stockholder           --         (375,000)
     Net borrowings from (repayments to) bank ..      8,500,000     (4,926,125)
     Net decrease in commercial certificates ...           --         (132,405)
     Offering expenses .........................           --           (1,198)
                                                   ------------    -----------
      Net cash provided by financing activities       8,500,000     (5,434,728)
                                                   ------------    -----------
      Net decrease in cash and cash equivalents     (11,063,643)      (815,058)

Cash at beginning of period ....................     11,520,969      4,447,304
                                                   ============    ===========
Cash at end of period ..........................   $    457,326    $ 3,632,246
                                                   ============    ===========

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL
      The consolidated financial statements of KBK Capital Corporation (the "Company"), included herein, are unaudited for all periods ended September 30, 1996 and 1995. However, they reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

      The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1995 and 1994 which are included in the Company's annual report.

2.   BANK LINE OF CREDIT
      The Company maintains a $75 million multi-bank line of credit ("Credit Facility"), made up of a $50 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $40 million committed at September 30, 1996 and a $25 million Advancing Term Facility ("Term Facility") collateralized by term loans, with $15 million committed at September 30, 1996. The Credit Facility, as amended on May 28, 1996 to include the Term Facility, provides for maximum borrowings under the Revolving Facility of the lesser of (i) $50 million, or (ii) the amount of a borrowing base (based on a percentage of eligible accounts receivable as defined in the letter agreement to the Credit Facility net of related amounts due to clients and exclusions based on client or debtor considerations). Borrowings under the Revolving Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.5% or 1.25% depending on the Company's interest coverage ratio (as defined in the letter agreement to the Credit Facility) with interest payable quarterly. The Credit Facility also provides for maximum borrowings under the Term Facility of the lesser of (i) $25 million, or (ii) the amount of a borrowing base (based on a percentage of eligible term loans as defined in the letter agreement to the Credit Facility). Borrowings under the Term Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.75% or 1.50% depending on the Company's interest coverage ratio (as defined in the letter agreement to the Credit Facility) with interest payable quarterly. Commitment fees are paid quarterly at the rate of .25% on the unused current commitment amounts under the Revolving Facility and the Term Facility. The Credit Facility expires on April 30, 1999, at which time all outstanding amounts are due thereunder.


3.   STOCKHOLDERS' EQUITY
      Pursuant to the Stock Repurchase Plan initiated in 1995, the Company acquired 146,435 shares of its common stock at a cost of $837,454 during the nine months ended September 30, 1996. This stock is currently held as treasury stock and has not been canceled.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a commercial financial institution providing working capital and asset-based financing to middle-market businesses through the discounted purchase of their accounts receivable and through lending collateralized by inventory, equipment, accounts receivable or other assets of the borrower. The Company's clients are typically businesses with annual revenues up to $30 million which are experiencing growth. By providing asset-based and working capital financing, the Company relies principally on the quality of the client's underlying assets and financial condition of the client's customers ("account debtors") rather than the financial condition of the client itself.

In working capital financings, the Company purchases accounts receivable for a negotiated price (the "Initial Payment"), usually less than their face amount, based upon size, age and type of accounts being purchased, the quality of client documentation and the Company's judgment as to payment history and credit worthiness of the account debtors. This price is negotiated on a client-by-client basis and generally does not vary on a receivable-by-receivable basis when purchased from the client. Revenue generated from the Initial Payment in the form of a fixed discount is recognized for financial accounting purposes in the month the related receivable is purchased.

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

During 1995, the Company expanded its product lines to offer various other types of financing to customers already served through accounts receivable purchase facilities. These revolving loan facilities were extended in an effort to maintain and extend the financial relationship with new or existing customers. Such working capital revolvers are generally secured by inventory and accounts receivable. These expanded product lines also include term loans secured by equipment, real estate, and other assets at floating rates over a base rate. In its asset-based lending activities, the Company typically obtains an auction or liquidation value appraisal of the collateral and extends credit at a negotiated percentage of the appraised value. The term of these facilities generally does not exceed five years. Interest income on these loans is accrued ratably over the life of the loan at a variable rate. The rates are negotiated on a client-by-client basis.

The Company's portfolio of assets continues to grow in all three portfolio components; however, the Company expects an increasing proportion of the portfolio to consist of Term Facilities and Working Capital Revolvers. These two components of the portfolio typically have lower yields than account receivable purchase facilities but give the portfolio diversification and depth by extending the term of client relationships.

The Company expects that it will continue to experience lower than historical yields during the fourth quarter of 1996, which is expected to have a negative impact on the level of expected growth in its revenues and results for operations for 1996. Broad-based and sustained economic growth has resulted in improved financial strength for many middle market companies currently and prospectively served by KBK. The Company's customary practice of adjusting pricing for its customers commensurate with improvement or deterioration in their financial strength, continues to be reflected in lower yields on the

Company's earning asset portfolio. In addition, the Company continues to extend lower pricing on new business generated as it competes aggressively for earning asset growth.

Results for the third quarter of 1996 reflect a 6% increase in revenues and a 38% increase in average earning assets, in each case compared to the same period in the prior year. The Company expects that additions made to its marketing staff during the second quarter of 1996 will continue to generate earning asset growth during the fourth quarter of 1996 as yields remain under pressure from strong economic growth and the Company's aggressive competition for earning asset growth. Management expects that the rate of growth in earning assets will out-pace revenue growth through the remainder of the year. There can be no assurance, however, that earning asset growth will be sufficient to offset lower yields continuing to be experienced by the Company.

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


RESULTS OF OPERATIONS

      ANALYSIS OF THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

The following tables set forth the results of operations and certain other data of the Company for the third quarter of 1996 and the third quarter of 1995.

                                  Quarter Ended         Quarter Ended
                                September 30, 1996    September 30, 1995
                                   (UNAUDITED)          (UNAUDITED)
                                            (dollars in thousands)
Average Earning Assets             $58,870                 $42,713
Total Revenues                      $3,070      100.0%      $2,890    100.0%
Interest Expense                       676         22%         379       13%
Provision for Credit Losses            105          3%         370       13%
Operating Expenses                   1,828         60%       1,409       49%
Income Taxes                           178          6%         287       10%
Net Income                             283          9%         445       15%

Total revenue increased 6%, or $180,000 to $3.1 million for the third quarter of 1996 compared to third quarter 1995 total revenues of $2.9 million. This was due in part to an increase of $339,000 in the interest income component of revenue to $363,000 for the third quarter 1996 from $24,000 for the same period in 1995. The increase in interest income was primarily due to the increase of $15.3 million in average outstanding loans for the third quarter 1996 to $16.1 million from $868,000 for the same period of 1995 resulting from extending the life of client relationships by offering secured loans to clients already served by the accounts receivable purchase facilities. Other fee income also increased $345,000 to $369,000 for the third quarter of 1996, from $24,000 in the same quarter of 1995 resulting from fees charged on new loans and receivable purchase facilities, increases in funds transfer fees and the addition of fees for services performed such as audits and document preparation. These increases were offset by the drop in discount fees of $504,000 to $2.3 million for the third quarter of 1996 from $2.8 million in the same quarter of 1995. The decrease resulted from a $534,000 drop in fixed discounts for the third quarter of 1996 from the same quarter in 1995 partially offset by an increase of $31,000 in variable discounts to $1.0 million in the third quarter of 1996 from $984,000 in the same quarter of 1995. The drop in fixed fees resulted from the participation by certain correspondents in the fixed fee revenue of some clients in lieu of a commission and the overall decline in fixed fee structures connected with variable performance-based pricing. Increases in variable discounts resulted from the increase in average purchased accounts receivable outstanding to $45.8 million for the third quarter of 1996 from $41.5 million for the third quarter of 1995.

Total earning assets generated from purchased receivables financing and loan financing resulted in a 38% growth in average earning assets to $59.0 million for the quarter ended September 30, 1996 from $43.0 million for the quarter ended September 30, 1995. Of this increase, $15.3 million resulted from the growth in the average outstanding loan portfolio and $4.3 million resulted from growth in the average outstanding receivables purchased portfolio. The growth in the third quarter was primarily due to the receivables purchased by the California division. This division was opened with two offices, one in Santa Clara, California to serve the San Francisco/Silicon Valley area and the second in Irvine, California to service the Los Angeles and San Diego areas. The growth in loans receivable is due to cross selling of asset-based financing products to new and existing clients.

Interest expense increased $297,000 to $676,000 for the third quarter of 1996 from $379,000 for the same quarter in 1995. This increase is due to a $15.6 million increase in the average outstanding balance under the Company's line of credit to $35.6 million for the third quarter of 1996 from $20.0 million for the same quarter in 1995. The increase in the average amounts outstanding was partially offset by the lower effective prime rate in the third quarter of 1996 of 8.25% compared to 8.75% in the third quarter of 1995.

Yields (annualized revenue divided by average earning assets), however, decreased to 20.9% for the third quarter of 1996 from 27.1% for the same quarter of 1995, due to the increase in the loan portion of earning assets as discussed above and the results of performance-based variable pricing in place in 1996. The Company's customary practice of adjusting pricing for its customers, commensurate with improvement or deterioration in their financial strength, continues to be reflected in lower yields on the Company's earning assets portfolio. Also, the term loan component of earning assets generally has a lower yield than the yield generated in working capital financing through purchased receivables. As the Company extends the life of client relationships through the addition of lower yield products and rewards good performance with lower rate purchase facilities, yields are expected to continue to decline. Additionally, the Company continues to extend lower pricing on new business generated as it competes aggressively for earning asset growth. A broad-based and sustained economic growth has resulted in improved financial strength for many middle market companies currently and prospectively served by the Company. This allows such companies alternative financing sources such as commercial banks and asset-based lenders.

A provision for credit losses of $105,000 was recorded for the third quarter of 1996, as compared to $370,000 for the third quarter of 1995. During the third quarter of 1996, the Company had net charge-offs of $119,000 compared to $278,000 of net charge-offs for the third quarter of 1995. The allowance for credit losses at September 30, 1996 of $1.8 million represents 3.0% of average earning assets for the quarter then ended. The allowance for credit losses at September 30, 1995 of $1.6 million was 3.8% of average earning assets for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolios at September 30, 1996.

Operating expenses of $1.8 million for the quarter ended September 30, 1996 were up $419,000, or 30%, compared with the $1.4 million for the quarter ended at September 30, 1995. Salaries and employee benefits increased $255,000 to $986,000 for the third quarter of 1996 compared to $731,000 for the same quarter of 1995. Most of this increase relates to the expansion of the marketing staff to 24 full-time personnel from 11 full-time personnel in the same quarter of 1995. Occupancy expenses increased $67,000 to $211,000 for the third quarter of 1996, from $144,000 for the same quarter of 1995 resulting from the increased rent and depreciation for office space and equipment required in New Orleans, the opening of two new offices in California in the second quarter of 1996 and the expansion of operations, finance and executive areas in the Fort Worth Corporate headquarters. Marketing related expenses such as advertising, automobile, travel, entertainment, postage and telephone increased $106,000 or 70% to $262,000 in the third quarter of 1996 from $156,000 in the same quarter of 1995 due to increases in the direct cost to support more geographically diverse marketing offices. Administrative expenses such as directors fees, office supplies, credit services, insurance, dues and subscription, contributions and miscellaneous expenses increased $62,000 or 55% to $174,000 for the third quarter of 1996 from $112,000 for the same quarter of 1995. These increased expenses for the third quarter of 1996 were partially offset by a $51,000 decrease in legal and professional fees to $106,000 from $159,000 in the third quarter of 1995 and a decrease of $18,000 in amortization of intangibles to $90,000 in the third quarter of 1996 from $108,000 in the third quarter of 1995. The decrease in legal fees relates to high cost in 1995 of the Company's defense in a client bankruptcy suit which was substantially concluded before the third quarter of 1996. The decrease in amortization is due to the lengthening of the noncompetition agreement with the prior owner in the fourth quarter of 1995.

Income taxes of $179,000 for the third quarter of 1996 were $108,000 or 37% less than the $287,000 of income taxes for the third quarter of 1995, proportionately equal to the 37% decrease in income before taxes of $271,000 to $461,000 for the third quarter of 1996 from $732,000 for the same period of 1995.

As a result of the foregoing, net income of the Company for the third quarter of 1996 decreased $162,000, or 36%, to $283,000 from $445,000 for the third quarter of 1995.

      ANALYSIS OF NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

      The following table sets forth the results of operations and certain other data of the Company for the nine months ended September 30, 1996 and 1995.

                            Nine Months Ended          Nine Months Ended
                           September 30, 1996          September 30, 1995
                               (UNAUDITED)                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)
Average Earning Assets          $54,473                     $40,048
Total Revenues                   $8,614   100.0%            $ 7,801  100.0%
Interest Expense                  1,651      19%              1,257     16%
Provision for Credit Losses         145       2%                495      6%
Operating Expenses                4,830      56%              4,054     52%
Income Taxes                        725       9%                786     10%
Net Income                        1,263      15%              1,209     15%

Total revenue increased 10%, or $813,000, to $8.6 million for the nine months ended September 30, 1996 compared to the same period for 1995 total revenues of $7.8 million. This was due primarily to the increase of $798,000 in the interest income component of revenue to $841,000 for the nine months ended September 30, 1996 from $43,000 for the same period 1995. The increase in interest income was primarily due to the increase of $11.1 million in average outstanding loans for the nine months ended

September 30, 1996 to $11.5 million from $397,000 for the same period of 1995 resulting from the Company's extending the life of client relationships by offering secured loans to clients already served by the accounts receivable purchase facilities. Other fee income also increased $568,000 to $624,000 for the first nine months of 1996, from $56,000 in the same period of 1995 resulting from fees charged on new loans and receivable purchase facilities, increases in funds transfer fees and the addition of fees for services performed such as audits and document preparation. These increases were partially offset by the drop in discount fees of $553,000 to $7.1 million for the nine months ended June 30,1996. The decrease resulted from a $750,000 drop in fixed discounts for the nine months ended September 30, 1996 from the same period in 1995 partially offset by an increase of $197,000 in variable discounts to $2.9 million for the nine months ended September 30, 1996 from $2.7 million in the same period of 1995. The drop in fixed fees resulted from the participation by certain correspondents in the fixed fee revenue of some clients in lieu of a commission and the overall decline in fixed fee structures connected with variable pricing. Increases in variable discounts resulted from the increase in average purchased accounts receivable outstanding of $44.7 million for the nine months ended September 30, 1996 from $39.3 for the same period of 1995.

Total average earning assets generated from purchased receivables and loan financing resulted in a 36% growth in earning assets, to $54.5 million for the nine months ended September 30, 1996 up $14.5 million from $40 million for the nine months ended September 30, 1995. The growth of $5.4 million in the average outstanding purchased receivables is primarily due to the portfolio growth generated by the California offices in the third quarter of 1996. The growth in average loans outstanding of $11.1 million is due to cross selling of asset-based working capital and term financing products to new and existing clients geographically across the portfolio.

Interest expense increased $394,000 to $1.7 million for the nine months ended September 30, 1996 from $1.3 million for the same quarter in 1995. This increase is due to a $12 million increase in the average outstanding balance under the line of credit to $30 million for the nine months ended September 30, 1996 from $18 million for the same period in 1995 but was partially offset by the prime borrowing rate declining 25 basis points from 8.5% to 8.25% in the third month of 1996 compared to increasing 50 basis points from 8.5% to 9% in the third month of 1995.

Yields (revenue divided by average earning assets, annualized), however, decreased to 21.1% for the nine months ended June 30,1996 from 26.0% for the same period of 1995, due to the increase in the loan portion of earning assets as discussed in the preceding paragraph and the results of performance based variable pricing in place in 1996. This component of earning assets generally has a lower yield than the yield generated in working capital financing through purchased receivables. As the Company extends the life of client relationships through the addition of lower yield products and rewards good performance with lower rate purchase facilities, yields are expected to continue to decline.

A provision for credit losses of $145,000 was recorded for the nine months ended September 30, 1996, as compared to $495,000 for the same period of 1995. During the nine month period ended September 30, 1996, the Company had net charge-offs of $119,000 compared to $235,000 of net charge-offs for the same period of 1995. The allowance for credit losses at September 30, 1996 of $1.8 million represents 3.0% of average earning assets for the nine months then ended. The allowance for credit losses at September 30, 1995 of $1.6 million was 3.8% of average earning assets for the nine months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at September 30, 1996.

Operating expenses of $4.8 million for the nine months September 30, 1996 were up $776,000, or 19%, compared with the $4.1 million for the same period of 1995. Salaries and employee benefits increased $506,000 to $2.6 million for the nine months ended September 30, 1996 compared to $2.1 million for the same period of 1995. Most of this increase relates to the expansion of the marketing staff in the first nine months of 1996 through the addition of eleven full-time personnel. Occupancy expenses increased

$141,000 to $573,000 for the third quarter of 1996, from $432,000 for the same period of 1995 resulting from the increased rent and depreciation for office space and equipment required in New Orleans and the opening of two new offices in California in the second quarter of 1996 and the expansion of operations, finance and executive areas at the Fort Worth corporate headquarters. Marketing related expenses such as advertising, referral commissions, automobile, travel, entertainment, postage and telephone increased $228,000 or 52% to $668,000 in the nine months ended September 30, 1996 from $440,000 in the same period of 1995 due to increases in the direct cost to support more geographically diverse marketing offices. Administrative expenses such as directors fees, office supplies, credit services, dues and subscriptions insurance, contributions and miscellaneous expenses increased $126,000 or 36% to $475,000 for the nine months ended September 30, 1996 from $349,000 for the same period of 1995. These increased expenses for the third quarter of 1996 were offset by a $177,000 decrease in legal and professional fees to $255,000 for the nine months ended September 30, 1996 from $432,000 in the third quarter of 1995 and a decrease of $49,000 in amortization of intangibles to $271,000 for the nine months ended September 30, 1996 from $320,000 in the third quarter of 1995. The decrease in legal fees relates to high cost in 1995 of the Company's defense in a client bankruptcy suit which was substantially concluded before the first quarter of 1996. The decrease in amortization is due to the lengthening of the noncompetition agreement with the prior owner in the fourth quarter of 1995.

Income taxes of $725,000 for the nine months ended September 30, 1996 were 8% less than the $785,000 of income taxes for the same period of 1995.

As a result of the foregoing, net income of the Company for the nine months ended September 30, 1996 increased $54,000, or 4%, to $1.3 million from $1.2 for the same period of 1995.


CHANGES IN FINANCIAL CONDITION

All asset components of the Company's balance sheet increased from December 31, 1995, to September 30, 1996, except cash and intangible assets. Total assets increased 16% from $62.2 million at December 31, 1995 to $72.2 million at September 30, 1996. This increase was primarily due to the increase in earning assets of $19 million, from $44 million at December 31, 1995 to $63 million at September 30, 1996 resulting from increased borrowings of $8.5 million. Net intangible assets declined $90,400 during the third quarter 1996 due to amortization. The decrease in cash of $11 million was used primarily in operating activities.

Stockholders' equity increased $426,000, from $21.3 million at December 31, 1995 to $21.7 million at September 30, 1996 due to net income for the nine months ended September 30, 1996 of $1.3 million net of treasury stock purchased during the quarter at a cost of $837,000. The Company paid no dividends on its common stock for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the change in earning assets. Average earning assets of $47.3 million was 18.6% above the comparable average earning assets of $38.5 million for the quarter ended September 30, 1995. The average balance on loans, however, grew from $676,000 for the quarter ended September 30, 1995 to $12.8 million for the quarter ended September 30, 1996. This increase in loan growth caused average earning assets to grow 45.9% from $39.2 million for the quarter ended September 30, 1995, to $57.2 million for the quarter ended September 30, 1996. The Company continues to search for ways to employ its capital base and to expand its portfolio through the expansion of its current product line, the addition of new product lines such as collateralized loan facilities, the acquisition or development of new products or lines and the addition of services related to the purchase or servicing of accounts receivable.

The Company maintains a $75 million multi-bank line of credit ("Credit Facility"), made up of a $50 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $32.5 million outstanding and $40 million committed at September 30, 1996 and a $25 million Advancing Term Facility ("Term Facility") collateralized by term loans with $5 million outstanding and $5 million committed at September 30, 1996. The Credit Facility as amended on May 28, 1996 to include the Term Facility provided for maximum borrowings under the Revolving Facility of the lesser of (i) $50 million, or (ii) the amount of a borrowing base (based on a percentage of eligible accounts receivable as defined in the letter agreement to the Credit Facility net of related amounts due to clients and exclusions based on client or debtor considerations). Borrowings under the Revolving Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.5% or 1.25% depending on the Company's interest coverage ratio (as defined in the letter agreement to the credit facility) with interest payable quarterly. The Credit Facility also provided for maximum borrowings under the Term Facility of the lesser of (i) $25 million, or (ii) the amount of a borrowing base (based on a percentage of eligible term loans as defined in the letter agreement to the Credit Facility. Borrowings under the Term Facility bear interest at the agent bank's prime rate or at applicable LIBOR plus 1.75% or 1.50% depending on the Company's interest coverage ratio (as defined in the letter agreement to the credit facility) with interest payable quarterly. Commitment fees are paid quarterly at the rate of
 .25% on the unused current commitment amounts under the Revolving Facility and the Term Facility. The Credit Facility expires on April 30, 1999, at which time all outstanding amounts are due thereunder.

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

Thus, the Company is restricted in its ability to pay cash dividends or repurchase its common stock. Under the terms of the Credit Facility, the limitation on dividends and repurchases at September 30, 1996 was $819,000, and $435,000 was available for such payments. The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends, rather it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November, 1995. Pursuant to action by the Company's Board of Directors in July of 1996, the stock repurchase program was increased by 200,000 shares from its initial 300,000 shares. Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions up to 500,000 shares (14% of the outstanding shares at the time of the program's initiation) at current market prices. During the third quarter of 1996, the Company repurchased 90,000 shares at a cost of $453,106. As a result, at the end of the third quarter of 1996, the Company has purchased 296,435 shares of its common stock since the inception of its repurchase program in November 1995.

Because of the recent growth in earning assets, the Company's net cash used in operating activities was $18 million for the nine months ended September 30, 1996 as compared to net cash provided from operating activities of $5 million for the same period in 1995. The Company anticipates operating activities will continue to utilize more cash than generated as earning assets continue to grow. The Company anticipates that, on occasion, it may reach the limits of its capital and borrowing capabilities under the Credit Facility. The Company has also engaged in continuing discussions with respect to the structure and documentation of a securitization program, pursuant to which the Company would, from time to time, transfer or sell purchased accounts receivable, inventory revolving lines, and term loans to a special purpose finance subsidiary, which would in turn transfer such receivables to a trust for the benefit of certain holders of securities of such subsidiary. Although there can be no assurance that the Company will be successful in structuring, consummating, or maintaining a securitization program, the Company believes that a securitization of its earning assets would provide it with access to capital at attractive rates and in amounts which would support substantial growth in earning assets for the Company.

PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

The Company is not a party to any litigation other than routine proceedings incidental to its business and the Company does not expect that these proceedings will have a material adverse effect on the Company.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KBK CAPITAL CORPORATION

Date         NOVEMBER 13, 1996          /s/ MICHAEL D. MAGILL
                                            Michael D. Magill,
                                          Executive Vice President
                                         and Chief Financial Officer