Form 10KSB
period 1996-12-31
KBK CAPITAL CORP
filed 1997-03-28
CIK 921559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-24220

                             KBK CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                      75-2416103
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  301 COMMERCE STREET, SUITE 2200,
             FORT WORTH, TEXAS                                  76102
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 258-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
                                               AMERICAN STOCK EXCHANGE
 COMMON STOCK, .01 PAR VALUE                   PACIFIC STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's revenues for its most recent fiscal year:  $12,201,331

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 13, 1997, as reported on the American Stock Exchange, was approximately $6,451,665. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 1997, the Registrant had outstanding 3,310,133 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I and II. Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be held May 7, 1997, are incorporated by reference in
Part III.

                INDEX                                                PAGE NUMBER

 ITEM 1.  DESCRIPTION OF BUSINESS                                           3
          PRODUCTS AND MARKETS                                              3
          SOURCES OF CAPITAL                                                4
          CLIENTS                                                           5
          ACCOUNT DEBTORS                                                   5
          COMPETITION                                                       6
          GOVERNMENT REGULATION                                             6
          EMPLOYEES                                                         7
 ITEM 2.  DESCRIPTION OF PROPERTY                                           7
 ITEM 3.  LEGAL PROCEEDINGS                                                 7
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               8
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED                              8
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                              8
 ITEM 7.  FINANCIAL STATEMENTS                                              8
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING       8
          AND FINANCIAL DISCLOSURE
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL              9
          PERSONS:  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
 ITEM 10. EXECUTIVE COMPENSATION                                            9
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND               9
          MANAGEMENT
 ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS                     9
          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM       9
          8-K
          (a)(1)  FINANCIAL STATEMENTS                                      9
          (a)(2)  FINANCIAL STATEMENT SCHEDULES                             9
 ITEM 13. (a)(3)  EXHIBITS                                                 10

                                     PART I

              CERTAIN OF THE STATEMENTS INCLUDED BELOW, INCLUDING THOSE REGARDING FUTURE FINANCIAL PERFORMANCE OR RESULTS OR THAT ARE NOT HISTORICAL FACTS, ARE OR CONTAIN "FORWARD-LOOKING" INFORMATION AS THAT TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS THAN ANY SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO INDUSTRY CONDITIONS, GENERAL ECONOMIC CONDITIONS, INTEREST RATES, COMPETITIONS, ABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS GROWTH, AND OTHER FACTORS DISCUSSED OR INCLUDED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, THOSE ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS.

ITEM 1.  DESCRIPTION OF BUSINESS

        KBK Capital Corporation (the "Company") was incorporated in Delaware in 1992 to acquire its wholly owned subsidiary, KBK Financial, Inc. ("KBK"), a commercial financial institution. KBK, in operation since 1962, is principally engaged in providing working capital financing through the discounted purchase of accounts receivable and asset-based lending to middle market businesses. KBK or its predecessors have been engaged in the purchase of accounts receivable for over thirty-four years.

        Since 1992 KBK has expanded the existing Houston, Texas marketing office; established corporate, regional and national marketing headquarters in Fort Worth, Texas; moved the Houston operations center to Fort Worth; and opened a regional marketing office in San Antonio, Texas. Additionally, through the acquisition of Coastal Financial Resources, Inc. ("Coastal") in December of 1994, marketing offices were established in Lafayette and New Orleans, Louisiana giving expanded market coverage across the Gulf Coast. The office in Lafayette, Louisiana was consolidated into the New Orleans office at year end 1996. During 1996 the Company opened offices in Irvine, California (Los Angeles metropolitan area) and Santa Clara, California (San Jose/San Francisco metropolitan area).

        KBK is developing correspondent relationships with commercial banks through its marketing offices and through the implementation of a service delivery system formerly called "KBK in a Box". This product is currently being marketed as "The Correspondent Banker." This service delivery system involves the use of electronic and data transmission devices to generate purchased receivables from independent commercial banks. The Company will either perform the services as agent for the commercial bank, or will participate in some or all of the funding of the purchased receivables. The Company expects to target the Texas market initially, with additional markets targeted as appropriate. The Company has also entered into a servicing arrangement with a commercial bank holding company in Missouri to process and service their purchased receivables portfolio. The Company will attempt to expand the sale of its services and expertise to other financial institutions to broaden its sources of revenue. The Company will continue to expand its traditional correspondent network where business is generated through referrals. These correspondents refer prospective clients to the Company for a fee and vary widely in background and lines of business. Management currently plans to continue expanding the correspondent relationship program into target cities and, as necessary, open support offices in new geographical locations to facilitate the servicing of customers and correspondents in these markets.

        Unless otherwise noted, all references to the "Company" include KBK Capital Corporation, KBK and its predecessors. The principal executive offices of the Company are located at 301 Commerce Street, Suite 2200, Fort Worth, Texas 76102 and the telephone number is (817) 258-6000.

Products and Markets

        The Company's business is providing asset based and working capital financing to middle market businesses through the purchase of accounts receivable, and lending collateralized by inventory, equipment, or other assets of the borrower. During 1996 the Company continued to expand its product line beyond the purchase of accounts receivable to further meet the needs of customers already served through accounts receivable purchase facilities. It is the Company's intent to provide a comprehensive product line of financing to commercial businesses in the middle market in order to provide the sole source of financing for these businesses. The Company may also generate fees and revenues through the cross selling of third party products to existing customers. These products include lease financing and structuring and brokering asset securitizations.

        As of January, 1996, Dun & Bradstreet Market Place Information indicated that, nationwide, there are approximately 325,000 businesses with annual revenues in the $1 million to $25 million range whose industries the Company feels are appropriate to target as potential clients. The Company would like to deliver its product from marketing offices located in at least ten large metropolitan markets throughout the United States. The opening of offices in the San Francisco/Silicon Valley area, and the greater Los Angeles area, are consistent with this strategy of growth.

        The Company has traditionally marketed its services, in part, by soliciting referrals from providers of financial services to small businesses, such as commercial bankers, lawyers and accountants. Management believes these sources refer quality clients who are more likely to have the financial information and reporting systems required for the Company's purchase of accounts receivable. In addition, the Company relies on referrals from current and former clients and direct inquiries from potential clients resulting from the Company's reputation established over its long tenure in the business. The Company has developed a formal network of correspondents who bring prospective client packages to KBK for consideration. Such correspondents receive a fee when the Company actually advances funds to the client referred. The Company has identified ten standard metropolitan statistical areas (SMSA's) as having the highest concentrations of small commercial businesses in the United States. The Company's goal is to develop correspondent networks in each of the five SMSA's not currently served (New York City, Chicago, Boston, Philadelphia, and Atlanta). At some point the Company expects to support such correspondent services through the addition of marketing offices in these locations.

Sources of Capital

        The Company's capital requirements generally increase proportionately to the increase in outstanding earning assets (Loans and Working Capital Facilities). The Company funds its earning assets through its equity (which was $22.1 million at December 31, 1996 and $21.3 million at December 31, 1995), and through borrowings from commercial banks under a revolving line of credit.

        Since December 31, 1995, KBK has had a multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 1999 and bearing interest at the banks' prime rate or LIBOR plus 1.5%, at the election of KBK, and secured primarily by KBK's accounts receivable. At December 31, 1995, the outstanding indebtedness under this Credit Facility was $33 million ($14 million at an interest rate of 8.5%, $5 million at 7.3%, and $14 million at 7.4%). In May of 1996, this Credit Facility was increased to $75 million to be comprised of a Revolving Facility with $50 million secured by accounts receivable and an Advancing Term Facility with $25 million secured by loans receivable. At December 31, 1996, $45 million of the Revolving Facility and $20 million of the Advancing Term Facility was committed with outstanding indebtedness of $38.5 million outstanding under the Revolving Facility and $19.5 million outstanding under the Advancing Term Facility (with $14 million at an interest rate of $8.25%, $21 million at 6.93%, $16.5 million at 7.04% and $6.5 million at 7.18%
under both facilities). The Credit Facility is secured by all accounts receivable and inventory of KBK, (including all accounts receivable purchased by KBK from its clients), all collateral securing term loans made by KBK and certain other assets of KBK, and are subject to certain borrowing base limitations based upon the nature of the underlying collateral. The terms of the Credit Facility require the Company to comply with certain financial covenants and include the maintenance of a certain current ratio and tangible net worth, limitations on its debt to tangible net worth, an interest coverage ratio and restrictions on payments of dividends. Primarily due to the concentrations in several of its largest clients at year end, the Company's borrowings exceeded its borrowing base limitation at year end and was in default. This default was subsequently waived by the bank group and a modification to the Credit Facility was entered into that allowed for such concentrations under defined terms and conditions. Borrowings under this section of the Amended Credit Facility bear interest at the banks' prime rate plus 1.5% (see note 5 to the Financial Statements included in the Company's Annual Report to Stockholders for 1996).

               The Company has also engaged in discussions regarding the structure and documentation of a securitization program, pursuant to which it would periodically sell or transfer earning assets to a special purpose finance subsidiary, which would, in turn, transfer such earning assets to a trust for the benefit of certain holders of securities of such subsidiary. The Company is currently working toward closing such a securitization. The benefits to the Company of such a transaction would include a cheaper source of funding as well as greater efficiency in the use of capital. Although there can be no assurance that the Company will be successful in structuring, consummating, or maintaining a securitization program, the Company believes that a securitization of its earning assets would provide it with access to capital at attractive rates and in amounts which would support substantial growth.

Clients

               The Company's client portfolio totaled 174 clients in eleven different states during 1996 compared to 218 clients in eight states during 1995. During 1996, two clients made up more than 5% of total earning assets, or 13.9% and 8.4% of total receivables at year end 1996. The concentration in both of these clients is being reduced through the participation of loans or accounts receivable purchase facilities to other financial institutions. The Company requires Board approval of any client facility (loan and/or working capital facility) in excess of $3,000,000 of committed funds.

        The Company's general policy has been to limit its exposure in a single client to an amount which does not exceed the greater of the Company's allowance for credit losses ($1.6 million at December 31, 1996 and $1.7 million at December 31, 1995) or 20% of the Company's net worth ($4.4 million at December 31, 1996 and $4.3 million at December 31, 1995). The Company currently limits its credit exposure to any one client, net of participations to other financial institutions, to approximately 25% of capital, or $6 million after receiving approval from its Board of Directors. Based on facts and circumstances, exceptions are made to this policy, with Board approval, and there can be no assurance that the Company's exposure to a particular client at any time will not exceed such limits. At December 31, 1996 there were two clients who exceeded this limitation. The largest client outstanding balance at December 31, 1996 was $11.6 million or 52.2% of net worth, as compared to $2.9 million or 13.5% of net worth at December 31, 1995. The second client had $7 million outstanding at December 31, 1996 or 31.6% of net worth. The Company is in the process of reducing the client concentration on these two accounts to conform to its current concentration policy.

               The following table indicates the composition of the Company's total volume of purchased receivables by type of client business for the year ended December 31, 1996, as well as outstanding receivables by type of client business at December 31, 1996 and December 31, 1995 and the related percentages thereon. The Company purchased $415 million of receivables in 1996, or $37 million increase over the $378 million purchased in 1995.

                        TOTAL
                        VOLUME                                          GROSS
                          OF                   GROSS                  PURCHASED
                      PURCHASED              PURCHASED               RECEIVABLES
                     RECEIVABLES            RECEIVABLES              OUTSTANDING
                         FOR      PERCENT  OUTSTANDING AT  PERCENT        AT        PERCENT
                      THE YEAR      OF      DECEMBER 31,     OF        DECEMBER       OF
 BUSINESS OF CLIENT      1996      TOTAL        1996        TOTAL      31, 1995      TOTAL
 ------------------      ----      -----        ----        -----      --------      -----
                                           (dollars in thousands)
Energy
 Related             $  101,688      24.5%     $ 8,694         16.0%   $13,353         33.1%
Engineering &
 Construction            71,290      17.2        9,596         17.0      6,658         16.5
Transportation           17,053       4.1        1,079          1.9      1,582          3.9
Manufacturing            29,437       7.1        3,747          6.7      1,806          4.5
Wholesale, Retail
 Sales                   83,141      20.0       13,030         23.4      8,160         20.2
Agriculture                 890        .2          788          1.4         --          --
Environmental
 Services                 1,976        .5          237           .4        262           .6
Communications            6,425       1.5          494           .9        442          1.1
Services                 73,629      17.7        6,482         11.7      8,085         20.0
Unclassified              6,711       1.6        3,118          5.6        527          1.3
Pool Purchases*          23,223       5.6        8,320         15.0         --          --
      Total           $ 415,464     100.0%     $55,585        100.0%   $40,874        100.0%

---------------
* Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

Account Debtors

               During 1996 and 1995, the accounts receivable underlying the Company's working capital facility portfolio represented 5,832 and 5,308 different debtor entities, respectively. The most significant concentration in 1996 was debtors in the oil and gas industry or directly related areas of the oil and gas industry and the transportation industry. This category of debtors made up 41% of the total balance of purchased receivables outstanding at December 31, 1996 as compared to 29% at December 31, 1995. The trends in this industry are monitored by the Company. Due to the Company's long established history in this industry, management does not feel this level of industry concentration is a significant negative concentration.

                     TOTAL VOLUME    GROSS PURCHASED   GROSS PURCHASED
                    OF RECEIVABLES     RECEIVABLES       RECEIVABLES
                     PURCHASED IN      PERCENT OF       OUTSTANDING AT     PERCENT OF    OUTSTANDING AT     PERCENT OF
ACCOUNT DEBTORS          1996            TOTAL         DECEMBER 31, 1996      TOTAL     DECEMBER 31, 1995      TOTAL
---------------     --------------   ---------------   -----------------   ----------   -----------------   ----------
Engineering &
 Construction          $17,629            4.2%             1,773               3.2%          2,011             4.9%

Federal, State &
 Local Govt.            19,864            4.8              1,687               3.3           1,288             3.2

Transportation          43,531           10.5              6,234              11.2           4,018             9.8

Manufacturing           55,519           13.4              7,513              13.5           4,027             9.6

Wholesale, Retail
 Sales                  58,408           14.1              8,717              15.7           6,201            15.2

Agriculture              1,930             .5                405                .7             113              .3

Environmental
 Services                1,004             .2                 79                .1             444             1.1

Communications           4,622            1.1                119                .2             359              .9

Services                55,208           13.3              4,273               7.7           7,401            18.1

Unclassified             8,633            2.1              6,810              12.3             597

Pool Purchases*         23,223            5.9              8,320              15.0               -             -

Energy Related         125,892           30.3              9,655              17.4          14,414            35.3
        Totals        $415,464          100.0%           $55,585         v    100.0%        $40,874           100.0%

*Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

        During 1996 and 1995, no individual account debtor's total receivables purchased by the Company exceeded 5.0% of the total volume of receivables purchased during such year. Due to the constantly changing nature of the Company's clients and the changing volume and nature of receivables which clients may offer the Company for purchase, the receivables purchased from the Company's clients regularly result in the Company holding receivables from one account debtor which constitute 5% to 10% of outstanding receivables then held by the Company. There may also be times when a related group of debtors exceed such levels of concentration. These concentrations are in excess of the Company's allowance for credit losses and can be a significant percentage of the Company's net worth. This account debtor concentration exposes the Company to credit risk with respect to particular account debtors which could have a material effect on the Company's operations. Although specific exposure limits are set for each account, which at any time does not exceed 20% of the Company's net worth, exceptions are regularly made to this policy, and there can be no assurance that the Company's exposure to a particular account debtor (or group of affiliated account debtors) will not at any time exceed such a percentage.

Competition

        The Company encounters significant competition from factoring companies, asset based lenders, commercial banks and other financial institutions engaged in secured lending. Due to the size of facilities offered by the Company and the size of target clients, the Company competes with a large number of local and regional sources of financing, as well as large national competitors. Many of these competitors have significantly greater financial and other resources than the Company and have access to capital markets at a lower cost than the Company is currently able to obtain.

               The Company's larger competitors include Heller Financial, CIT, and Associates Capital. Other competitors include Congress Financial, FINOVA, the Foothill Group, a subsidiary of NORWEST, and Fremont Financial. Competitors in the working capital product area include Riviera Finance, Creekwood Financial, and Metro Factors. The competition for earning assets has had the effect of reducing yields due to the competitive nature of the business and the increasing strength of many clients in the current economic expansion.

Government Regulation

               FEDERAL ASSIGNMENT OF CLAIMS ACT. In connection with certain of its clients whose account debtors include the United States or departments or agencies thereof (the "Federal Government"), certain receivables acquired by the Company are subject to the Federal Assignment of Claims Act ("FACA"). FACA provides that an assignment of a client's contractual claim for monies due from the Federal Government will be enforceable against the Federal Government by a third party assignee of such client only under limited circumstances. Certain aspects of the Company's purchases of receivables make compliance with FACA impractical or impossible, or make the protections afforded by FACA unavailable to the Company. As a result, the Company does not comply with FACA when it purchases receivables where the Federal Government account debtors, causing all assignments of receivables purchased by the Company to which the Federal Government is the account debtor to be enforceable by the Company as regards the Federal Government. Such failure to comply with FACA has no effect on the validity of assignment among the Company, the client and third parties other than the Federal Government. Non-compliance with FACA causes the Company to lose any right it may have to receive payments directly from the Federal Government or cause the Federal Government to acknowledge the Company's claim in such receivables. FACA does not limit the Company's ability to require its clients to direct payments made by the Federal Government to a lockbox controlled by the Company. The Federal Government also has significant rights of setoff in connection with its contractual payments. Typically, the Company can protect itself from certain rights of setoff by account debtors, either by pursuing its rights against clients for breach of representation regarding the absence of setoffs with respect to purchased receivables, or sending the account debtors a notice of assignment pursuant to the Uniform Commercial Code. In cases where the Federal Government is the account debtor, an assignee must comply with FACA in order to protect itself from such setoffs, thus the Company is unable to avail itself of such protection (other than by pursuing its rights against clients for breach of representations). The Federal Government has broad setoff rights, including setoffs for unpaid taxes and setoffs arising from other contracts between the client and the Federal Government. During 1996 and 1995, respectively, the Federal Government comprised 4.02% and 2.4% of the account debtors for the Company's total volume of purchased receivables. The Company has not experienced a disproportionate dilution rate with respect to such receivables compared to other of the Company's receivables.

        STATE USURY LAWS. Usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the loan of money. In the state of Texas (in which the Company's primary offices are presently located), state law prohibits creditors from contracting for, charging or receiving interest at a rate in excess of a varying index. For loans in which the interest rate is fixed, the usury ceiling is equal to the index preceding the week in which the contract is entered into. For varying rate loans, the index floats. Under the provisions of Texas law, the index may never exceed 24% per year (or, in the case of business purpose loans exceeding $250,000, 28% per year). If the amount of the index is less than 18% per year, the creditor may, nevertheless, charge interest at the rate of 18% per year. Because of the low interest rate environment, the Texas usury ceiling has, since early in 1985, prohibited a business creditor from contracting for, charging or receiving interest at a rate in excess of 18% per year. On June 16, 1995 the Legislature of the State of Texas passed House Bill 3101 effective August 28, 1995 resolving several issues related to the purchase of accounts receivable. Under the bill as enacted into law, an "account purchase transaction" is defined as an agreement in which a commercial enterprise sells accounts receivable at a discount with or without a related repurchase obligation. This bill amends chapter one of the Consumer Credit Code to provide that the amount of any discount associated with the purchase or any fees paid to an account service provider are not interest. Also, the bill provides that the parties' characterization of an account purchase transaction is conclusive that the account is not a loan.

Employees

        The Company had 61 full-time and two part-time employees at December 31, 1996, of whom six were employed in executive and administrative positions and thirteen (including one executive officer) were employed in marketing. None of the Company's employees are a party to any collective bargaining agreement, and the Company considers its relations with employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company leases its offices at each of its locations in Fort Worth, Houston and San Antonio, Texas, New Orleans, Louisiana, Irvine and Santa Clara, California under lease agreements expiring at various dates through 2004. The Company believes that its facilities are adequate to meet the Company's needs in these markets; however, office space will be required at the location of each new marketing office opened by the Company.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not a party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these proceedings will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED

        The information required by this item is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1996, under the caption, "Shareholder Information" and "Per Share Market Data" and is incorporated herein by reference. Since January 18, 1996, the Company's common stock has been traded on the American Stock Exchange and the Pacific Stock Exchange. Prior to that time, it was traded on the NASDAQ National Market System. At March 13, 1997, there were 47 holders of record of the Company's common stock. The Company has not paid or declared dividends on its common stock during the two most recent fiscal years and does not currently intend to pay cash dividends on its common stock in the foreseeable future. The Credit Facility of KBK effectively limits dividends to the Company. Under the terms of the Credit Facility, the limitation on dividends by KBK to the Company at December 31, 1996 was $313,000. There have been no additional unregistered shares sold by the Company in the last three years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

        The information required by this item is set forth on pages 15 through 19 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

        The information required by this item is set forth on pages 20 through 30 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16( A)OF THE EXCHANGE ACT

        The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders, under the captions, "Election of Directors," "Information Concerning Executive Officers" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

        The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders, under the captions, "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders, under the captions, "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders, under the captions, "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements.

                  Consolidated Statements of Income for the years ended December 31, 1996 and December 31, 1995

                  Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996 and December 31, 1995

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996 and December 31, 1995

         (a)(2)   Financial Statement Schedules - none

         (a)(3)   Exhibits:

  Exhibit Number

         3.1 --Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).

         3.2 --Bylaws of the Company and amendment thereto (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, Registration No. 33-89377).

         4.1 --Specimen Stock Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).

         4.2 --Form of Registration Rights Agreement between the Company and the parties named therein, as amended (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         +10.1 --1992 Key Employee Stock Option Plan of the Company (terminated), and forms of stock option agreements and amendments thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         +10.2 --1993 Non-Employee Director Stock Option Plan of the Company (terminated), and form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).

         +10.3 --1994 Stock Option Plan of the Company, and forms of stock option agreements (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         10.4 --Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit
                  10.4 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).

         10.5 --Stock Purchase Agreement dated as of April 2, 1992 among the Company, KBK, Inc. and R. Doyle Kelley (incorporated by reference to Exhibit 105 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         10.6 --Employment and Non-Competition Agreement dated Aril 7, 1992 between the Company and R. Doyle Kelley (incorporated by reference to Exhibit 10.6 to the Registrant's Registration statement on form SB-2, Registration No. 33-77378-D).

         10.7 --Amended and Restated Letter Loan Agreement dated as of April 4, 1994 among KBK Financial, Inc., the Banks listed on the signature pages thereof and First Interstate Bank of Texas, N.A. as Agent, and related documents (incorporated by reference to Exhibit 10.7 to the Registrant's registration Statement on form SB-2, Registration No. 33-77378-D).

         10.8 --Form of Warrants of the Company (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         10.9 --Stock Exchange Agreement among KBK Capital Corporation and Coastal, Inc. and the Owners of the outstanding capital stock of Coastal Financial Resources, Inc. dated as of December 30, 1994.

         13.1 --Annual Report to Shareholders for the Fiscal Year ended December 31, 1995.

         21.1 --Subsidiary of the Company (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         +*23.2   --Change of Control Employment Agreement.

         *23.3 --Annual Report to Shareholders for the Fiscal Year ended December 31, 1996. *Filed herewith
------------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-KSB.

(b)      Report on form 8-K

 The company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   KBK CAPITAL CORPORATION
                                                         Registrant

Date:  March 28, 1997                              By /S/ MICHAEL D. MAGILL

                                                    Michael D. Magill, Executive
                                                    Vice President and Chief
                                                    Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.



By /S/ ROBERT J. MCGEE   Chairman and Chief Executive
      (Robert J. McGee)          Officer                          March 28, 1997


By /S/ MICHAEL D. MAGILL       Director, Executive Vice President
      (Michael D. Magill)      and Chief Financial Officer        March 28, 1997
                              (Principal Financial Officer)

By /S/ DEBORAH B. WILKINSON    Vice President and Controller
      (Deborah B. Wilkinson)   (Principal Accounting Officer)     March 28, 1997


By /S/ KENNETH H.JONES, JR.)   Vice Chairman and Director         March 28, 1997
      (Kenneth H. Jones, Jr.)



By /S/ THOMAS SIMMONS          Director                           March 28, 1997
      (Thomas Simmons)


By /S/ DANIEL R. FEEHAN        Director                           March 28, 1997
      (Daniel R. Feehan)


By /S/
      (Thomas L. Healey)       Director                           March 28, 1997

By /S/ MARTHA V. LEONARD       Director                           March 28, 1997
      (Martha V. Leonard)


By /S/ R. EARL COX             Director                           March 28, 1997
      (R. Earl Cox)


By /S/ HARRIS A. KAFFIE        Director                           March 28, 1997
      (Harris A. Kaffie)