Form 10QSB
period 1997-03-31
KBK CAPITAL CORP
filed 1997-05-15
CIK 921559

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(MARK ONE)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE                         3,310,133
                                      (SHARES OUTSTANDING AS OF MARCH 31, 1997)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT   YES   [ ]       NO   [X]

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended March 31, 1997

PART I.   Financial Information

Item 1 -  Financial Statements

          Consolidated Balance Sheets at March 31, 1997
            and December 31, 1996                                              2

          Consolidated Statements of Income for the
            Three Months Ended March 31, 1997, December 31, 1996,
            and March 31, 1996                                                 3

          Consolidated Statements of Changes in Stockholders'
            Equity for the Year Ended December 31, 1996 and
            Three Months Ended March 31, 1997                                  4

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1997,
            December 31, 1996 and March 31, 1996                               5

          Notes to Consolidated Financial Statements                           6

Item 2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7-11

PART II.  Other Information

Item 1 -  Legal Proceedings                                                   12

Item 6 -  Exhibits and Reports on Form 8-K                                    12

          Signatures                                                          12

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

                                                                     Mar. 31, 1997  Dec. 31, 1996
                                                                     (unaudited)
                                                                     ------------   ------------
                                     ASSETS

Cash ..............................................................  $       --     $  1,361,225

Accounts receivable ...............................................    53,289,289     55,584,786

Loans receivable ..................................................    28,621,109     27,375,655

Less allowance for credit losses ..................................    (1,561,451)    (1,608,253)
                                                                     ------------   ------------
Total receivables, net ............................................    80,348,947     81,352,188

Premises and equipment, net of accumulated depreciation of
$1,011,763 at March 31, 1997 and $878,646 at
December 31, 1996 .................................................     2,070,837      1,952,568
Intangible assets, less accumulated amortization of $1,623,406 at
March 31, 1997 and $1,529,024 at December 31, 1996 ................     3,616,015      3,710,397

Other assets ......................................................     1,218,210      1,370,113
                                                                     ------------   ------------
                                                                     $ 87,254,009   $ 89,746,491
                                                                     ============   ============
Liabilities and Stockholders' Equity
Liabilities:
Bank line of credit ...............................................  $ 56,345,923   $ 58,000,000
Due to factored clients ...........................................     6,944,588      8,245,544
Accounts payable and accrued liabilities ..........................     1,182,362      1,135,067
Income taxes payable ..............................................        26,128           --
Deferred revenue ..................................................       266,982        225,965
                                                                     ------------   ------------
Total liabilities .................................................    64,765,983     67,606,576
Stockholders' equity:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
shares issued and outstanding .....................................          --             --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
3,547,200 shares and 3,310,133 shares outstanding at March 31, 1997
and December 31, 1996 .............................................        35,472         35,472
Additional paid-in capital ........................................    16,370,555     16,370,555
Retained earnings .................................................     7,584,632      7,236,521
Treasury stock ....................................................    (1,502,633)    (1,502,633)
                                                                     ------------   ------------
Total stockholders' equity ........................................    22,488,026     22,139,915
                                                                     ------------   ------------
                                                                     $ 87,254,009   $ 89,746,491
                                                                     ============   ============

See accompanying notes to consolidated financial statements

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income

                                                                                 Three Months       Three Months        Three Months
                                                                                     Ended              Ended              Ended
                                                                                 Mar. 31, 1997      Dec. 31, 1996      Mar. 31, 1996
                                                                                  (unaudited)        (unaudited)        (unaudited)
                                                                                  ----------          ----------         ----------
Earned discount income .................................................          $2,356,989          $2,628,894         $2,372,553
Interest income - Loans ................................................             838,968             527,349            199,285
Other income - Fees ....................................................             403,078             430,920             30,562
                                                                                  ----------          ----------         ----------
        Total revenue ..................................................           3,599,035           3,587,163          2,602,400
Interest expense .......................................................           1,090,264             939,451            408,083
                                                                                  ----------          ----------         ----------
        Income after interest expense ..................................           2,508,771           2,647,712          2,194,317
Provision for credit losses ............................................              75,000             100,000              30,00
                                                                                  ----------          ----------         ----------
        Income after interest expense and
            provision for credit losses ................................           2,433,771           2,547,712          2,164,317

Operating expenses:
        Salaries and employee benefits .................................           1,000,769           1,069,700            738,496
        Amortization of intangible assets ..............................              94,382              90,382             90,382
        Occupancy and equipment ........................................             298,767             273,919            175,783
        Professional fees ..............................................              46,983              88,886             94,550
        Other ..........................................................             412,035             556,183            323,275
                                                                                  ----------          ----------         ----------
                      Total operating expenses .........................           1,852,936           2,079,070          1,422,486
                                                                                  ----------          ----------         ----------
                      Income before income taxes .......................             580,835             468,642            741,831
Income tax expense (benefit):
        Federal
                      Current ..........................................             201,257             159,305            263,829
                      Deferred .........................................                --                  --
        State ..........................................................              31,467              21,050             15,770
                                                                                  ----------          ----------         ----------
                      Total income taxes ...............................             232,724             180,355            279,599
                                                                                  ----------          ----------         ----------
                      Net income .......................................          $  348,111          $  288,287         $  462,232
                                                                                  ==========          ==========         ==========
                      Net income per share .............................          $     0.11          $     0.09         $     0.13
                                                                                  ==========          ==========         ==========
                      Weighted-average common shares
                          outstanding ..................................           3,314,406           3,282,564          3,547,233
                                                                                  ==========          ==========         ==========

See accompanying notes to financial statements.

                   KBK CAPITAL CORPORATION AND SUBSIDIARY
         Consolidated Statements of Changes in Stockholders' Equity

                        Year Ended December 31, 1996
              and Three Months Ended March 31, 1997 (unaudited)

                                       Common Stock
                                   -----------------------      Additional                                          Total
                                     Shares                      paid-in         Retained         Treasury       stockholders'
                                   Outstanding     Amount        capital         earnings          stock           equity
                                   -------------------------------------------------------------------------------------------
Balance, December 31, 1995 ...      3,397,200      $35,472     $ 16,500,555      $5,685,279     $  (933,750)     $ 21,287,556

Purchase of stock for treasury       (137,067)        --               --              --          (886,383)         (886,383)

Issuance of common stock .....         50,000         --           (130,000)           --           317,500           187,500

Net Income ...................           --           --               --         1,551,242            --           1,551,242
                                   -------------------------------------------------------------------------------------------
Balance, December 31, 1996 ...      3,310,133      $35,472     $ 16,370,555      $7,236,521     $(1,502,633)     $ 22,139,915

Net Income ...................           --           --               --           348,111            --             348,111
                                   -------------------------------------------------------------------------------------------
Balance, March 31, 1997 ......      3,310,133      $35,472     $ 16,370,555      $7,584,632     $(1,502,633)     $ 22,488,026
                                   ===========================================================================================

See accompanying notes to consolidated financial statements.

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                            Three Months         Three Months          Three Months
                                                                                 Ended              Ended                  Ended
                                                                             Mar. 31, 1997       Dec. 31, 1996         Mar. 31, 1996
                                                                             (unaudited)          (unaudited)           (unaudited)
                                                                             ------------         ------------         ------------
Cash flows from operating activities:
Net Income ..........................................................        $    348,111         $    288,287         $    462,232
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
   Depreciation and amortization ....................................             227,499              204,245              183,445
   Provision for credit losses ......................................              75,000              100,000               30,000
   Decrease (increase) in receivables ...............................             989,840          (16,411,170)          (4,169,606)
   Participation sold ...............................................             (61,599)             (60,019)             554,605
   Decrease (increase) in other assets ..............................             151,903             (241,264)              (9,849)
   Increase (decrease) in due to factored clients ...................          (1,300,956)             245,673              380,816
   Increase in accounts payable and accrued liabilities .............              88,312              353,712            1,157,007
   Increase (decrease) in income taxes payable ......................              26,128                 --                (95,453)
                                                                             ------------         ------------         ------------
     Net cash provided by (used in) operating activities ............             544,238          (15,520,536)          (1,506,803)

     Cash flows used in investing activities
     Purchase of premise and equipment ..............................            (251,386)            (214,136)            (265,421)
     Repurchase of common stock .....................................                --                138,571             (248,745)
                                                                             ------------         ------------         ------------
     Net cash used in investing activities ..........................            (251,386)             (75,565)            (514,166)

Cash flows from financing activities:
   Net borrowings from (repayments to) bank .........................          (1,654,077)          16,500,000           (9,500,000)
                                                                             ------------         ------------         ------------
      Net cash used in financing activities .........................          (1,654,077)          16,500,000           (9,500,000)
                                                                             ------------         ------------         ------------
      Net decrease in cash and cash equivalents .....................          (1,361,225)             903,899          (11,520,969)
                                                                             ------------         ------------         ------------
Cash and cash equivalents at beginning of period ....................           1,361,225              457,326           11,520,969
                                                                             ------------         ------------         ------------
Cash and cash equivalents at end of period ..........................        $       --           $  1,361,225         $       --
                                                                             ============         ============         ============

          See accompanying notes to consolidated financial statements.

                     KBK CAPITAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. General. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiary, KBK Financial, Inc. (KBK), included herein, are unaudited for all periods ended March 31, 1997 and 1996. The consolidated statement of income for the quarter ended December 31, 1996 is also unaudited. However, they reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1996 and 1995 which are included in the Company's annual report.

2. Bank Line of Credit. KBK maintains a $75 million multi-bank line of credit ("Credit Facility"), made up of a $50 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $36.5 million outstanding at March 31, 1997 and a $25 million Advancing Term Facility ("Term Facility") collateralized by term loans, with $17.5 million outstanding at March 31, 1997. The Credit Facility provides for maximum borrowings of the lesser of (i) $67.5 million or (ii) the amount of a borrowing base (based upon a percentage of eligible accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). Borrowings under the accounts receivable portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.5% at KBK's discretion and expire on April 30, 1999. Borrowings under the portion of the Credit Facility supported by term loans to KBK's clients bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire April 30, 1999. At year-end 1996, KBK was not in compliance with its borrowing base limitations under the Credit Facility. Concentrations in several of KBK's largest clients resulted in borrowings in excess of the eligible borrowing base by approximately $4 million. During the quarter ended March 31, 1997, the Company received waivers for the technical default from the bank group and an amendment to the Credit Facility ("Over Advance Facility") to allow for greater client concentration limits under the borrowing base. The Over Advance Facility allowed up to $5 million in additional borrowing base availability to fund amounts in excess of concentration limits, but did not increase the total committed amount of the Credit Facility. Borrowings under the amended Credit Facility, to the extent of the expanded concentration limits in the borrowing base, bear interest at the agent banks' prime rate plus 1.5%. The balance outstanding under the "Over Advance Facility" was $1.5 million at March 31, 1997.

3. Stockholders' Equity. During the quarter ended March 31, 1997, the company acquired no additional shares of its common stock pursuant to the Stock Repurchase Plan initiated in 1995.

4. Subsequent Event. Subsequent to the first quarter of 1997, the Company closed a $75 million securitization facility with a financial institution. Certain of the assets of KBK were transferred into a newly created wholly owned subsidiary, or Special Purpose Corporation ("SPC"), KBK Receivables Corporation. Securitization is a financing structure to access the capital markets through the sale of financial assets. The SPC then sells eligible assets to a commercial paper conduit on a non-recourse basis which in turn issues commercial paper to fund the purchase of the assets. This structure allows the Company to fund its portfolio of earning assets through the commercial paper market at a substantially reduced cost of funds compared to the cost of funds available from commercial bank lines of credit. The proceeds of the initial funding under the securitization, $40.4 million, were utilized to repay $39.0 million of the bank credit line.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," " anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed below and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements. This review should be read in conjunction with information provided in the financial statements, accompanying notes and selected financial data appearing in the Company's Annual Report and Form 10-KSB for the year ended December 31, 1996.

       The Company, through its wholly owned subsidiary KBK Financial, Inc. ("KBK"), is a commercial financial institution providing asset-based and working capital financing to middle market businesses through the discounted purchase of their accounts receivable and through loans secured by inventory, equipment, accounts receivable or other assets of the borrower. The Company's clients are typically businesses that are experiencing rapid growth or financial stress. Thus, the Company relies primarily on the quality of the assets and account debtors of the client, rather than the financial condition of the client itself.
       In a majority of its working capital financings, the Company purchases accounts receivable for a negotiated price usually less than their face amount, based upon the size, age and type of accounts being purchased, the quality of client documentation and the Company's judgment as to the payment history and creditworthiness of the account debtors. The Company generates revenue through a combination of Fixed and Variable Discounts which are negotiated on a client-by-client basis. Fixed discount income is recognized for financial accounting purposes in the month the related receivable is purchased. Variable discount income is recorded on an accrual basis over the period between the date the underlying receivable is purchased and the date the receivable is collected.
       The Company, in some cases, purchases accounts receivable as a "pool " from some of its clients. These working capital financings generally involve clients with greater financial strength, and have larger volumes of invoices to purchase. The Company deducts a discount from the face amount of invoices purchased based upon the number of days between the purchase date and the date the underlying receivables are collected.
       The Company also provides other types of financing to middle market businesses, including, among other things, inventory, equipment and working capital loans at floating rates over its reference rate. The Company expects to continue to expand its product line to include other types of financing consistent with its goal of being the sole source of financing for its middle market clients. Interest income and amounts outstanding under such facilities are expected to increase in 1997 due to the continued emphasis of retaining existing customers and attracting new customers who need both asset based loans, as well as working capital financing.

       In its asset-based lending activities, the Company typically obtains an appraisal of the collateral and extends credit at a negotiated percentage of the appraised value. The term of these facilities generally does not exceed five years. The interest income on these loans is accrued ratably over the life of the loan at a floating rate. The rate is negotiated on a client-by-client basis.

Results of Operations

Analysis of First Quarter 1997 Compared to First Quarter 1996

         The following tables set forth the results of operations and certain other data of the Company for the first quarter of 1997 and the first quarter of 1996.

                                Quarter Ended             Quarter Ended
                                March 31, 1997            March 31, 1996
                                (unaudited)               (unaudited)
                                ------------------------------------------------
                                               (dollars in thousands)

Average Net Earning Assets      $  77,272.1      --       $  44,480.6    --

Total revenue .............     $   3,599.0     100.0%    $   2,602.4     100.0%

Interest expense ..........         1,090.3    30.3 %           408.1      15.7%

Provision for credit losses            75.0    2.1 %
                                                                 30.0       1.2%

Operating Expenses ........         1,852.9    51.5 %         1,422.5      54.6%

Income Taxes ..............           232.7    6.4 %            279.6      10.7%

Net Income ................     $     348.1    9.7 %      $     462.2      17.8%

Average earning assets increased 74% to $77.3 million for the quarter ended March 31, 1997 from $44.5 million for the quarter ended March 31, 1996. Total revenue increased 38%, or $997,000, to $3.6 million at March 31, 1997 from March 31, 1996 total revenues of $2.6 million. This was due to the $640,000 increase in the interest income component of revenue to $839,000 for the quarter ended March 31, 1997 from $199,000 for the quarter ended March 31, 1996 and the increase in fees component of revenue from $31,000 for the quarter ended March 31, 1996 to $403,000 for the quarter ended March 31, 1997.

Interest expense increased 167% to $1.09 million for the first quarter of 1997 compared with $408,100 for the first quarter of 1996. This increase was primarily due to the 128% increase in average funded debt from $25.3 million in the first quarter of 1996 to $57.4 million in the first quarter of 1997 to fund the increased loans and receivables balances. Increased cost of funding related to prime rate borrowings under the Bank Facilities also increased the average cost of funds during the first quarter of 1997. As LIBOR tranches matured during the first quarter of 1997 they were maintained in the Prime portion of the Credit Facility while the Company was in default of its borrowing base. This default was waived when the Credit Facility was amended in early March. At that time, the Company transferred a majority of its borrowings under the Credit Facility into LIBOR priced borrowing tranches. (See "Liquidity and Capital Resources" below).

A provision for credit losses of $75,000 was taken for the first quarter of 1997, compared to $30,000 for the first quarter of 1996. During the first quarter of 1997 the Company had net charge-offs of $121,802 compared to $10,000 of net charge-offs for the first quarter of 1996. The allowance for credit losses at March 31, 1997 of $1.6 million represents 1.9% of total outstanding loans and accounts receivables and 2.0% of average earning assets for the quarter then ended. The allowance for credit losses at March 31, 1996 of $1.7 million represents 3.5% of total outstanding loans and accounts receivable and 3.9% of average earning assets for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at March 31, 1997.

Operating expenses of $1.9 million at March 31, 1997 were up $430,000, or 30%, compared with $1.4 million at March 31, 1996. Employment related expense constituted $384,000 of the increase, due to additional marketing staff associated with the opening of two offices in California and increased staffing in the underwriting department of the Company. The remaining $46,000 was evenly distributed over travel, facility cost, professional fees, and depreciation. Income taxes of $232,700 for the first quarter of 1997 were 17% less than the $279,600 of income taxes for the first quarter of 1996, due to the 22% decrease in income before taxes.

As a result of the foregoing, net income of the Company for the first quarter of 1997, decreased $114,100, or 25%, to $348,100 from $462,200 for the first quarter of 1996.

         Analysis of First Quarter 1997 Compared to Fourth Quarter 1996

         The following tables set forth the results of operations and certain other data of the Company for the first quarter of 1997 and the fourth quarter of 1996.

                                Quarter Ended             Quarter Ended
                                March 31, 1997            March 31, 1996
                                (unaudited)               (unaudited)
                                ------------------------------------------------
                                          (dollars in thousands)
Average Net Earning Assets      $  77,272.1      --       $  71,066.0    --

Total revenue .............     $   3,599.0     100.0%    $   3,587.2     100.0%

Interest expense ..........         1,090.3    30.3 %           939.5      26.2%

Provision for credit losses            75.0    2.1 %
                                                                100.0       2.8%

Operating Expenses ........         1,852.9    51.5 %         2,079.1      58.0%

Income Taxes ..............           232.7    6.4 %            180.3
                                                                            5.0%

Net Income ................     $     348.1    9.7 %      $     288.3       8.0%

Average net earning assets increased 9% from the prior quarter to $77.3 million in the first quarter of 1997 compared to the fourth quarter of 1996, while total revenue of $3.6 million in the first quarter of 1997 were essentially unchanged compared to fourth quarter 1996. Interest expense increased 16% due to a 17.7% increase in average funded indebtedness to $57.4 million in the first quarter of 1997 from $48.8 million in the fourth quarter of 1996. The interest expense increase in the first quarter of 1997 compared to the fourth quarter of 1997, was more than offset by a $226,000 decrease in operating expenses. This 11% decrease in operating expenses reflects a heightened focus on efficiencies and cost containment which began during the fourth quarter of 1996.

A provision for credit losses of $75,000 was taken for the first quarter of 1997, compared to $100,000 for the last quarter of 1996. During the first quarter of 1997 the Company had net charge-offs of $121,802 compared to $246,731 of net charge-offs for the fourth quarter of 1996. The allowance for credit losses at March 31, 1997 of $1.56 million represents 1.9% of total outstanding loans and accounts receivables and 2.0% of average earning assets for the quarter then ended. The allowance for credit losses at December 31, 1996 of $1.6 million represents 1.9% of total outstanding loans and accounts receivable and 2.2% of average earning assets for the quarter then ended. Management believes that the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at March 31, 1997.

Income taxes of $232,700 for the first quarter of 1997 were 29% more than the $180,300 of income taxes for the fourth quarter of 1996, due to the 24% increase in income before taxes.

As a result of the foregoing, net income of the Company for the first quarter of 1997, increased $60,000, or 21%, to $348.1 million from $288,300 for the fourth quarter of 1996.

Changes in Financial Condition

All asset components of the Company's balance sheet decreased from December 31, 1996, to March 31, 1997, except loans receivable and premises and equipment. Total assets decreased 2.8% from $89.7 million at December 31, 1996 to $87.2 million at March 31, 1997. This decrease was primarily due to the decrease in accounts receivable from $55.6 million at December 31, 1996 to $53.3 million at March 31, 1997. The decrease in accounts receivable was partially offset by a $1.2 million increase in loans receivable from $27.4 million at December 31, 1996 to $28.6 million at March 31, 1997. The net effect of these changes resulted in a $1.7 million decrease in borrowings for the same period. Net intangible assets declined $152,000 during the first quarter 1997 due to amortization.

Because of the reduction in purchased accounts receivable balances, amounts due to factored clients decreased 15.8%, from $8.2 million to $6.9 million. Stockholders' equity increased $348,000, from $22.1 million at December 31, 1996 to $22.5 million at March 31, 1997 due to net income for the quarter ended March 31, 1997 of $348,000. The Company paid no dividends on its common stock during the first quarter of 1997.

Liquidity and Capital Resources

The Company's capital requirements generally increase proportionately to the change in earning assets. Average net earning assets of $77.3 million was 73.7% above the comparable average net earning assets of $44.5 million for the quarter ended March 31, 1996. The average balance on loans increased from $25.3 million for the quarter ended March 31, 1996 to $34.2 million for the quarter ended March

31, 1997. The average balance on accounts receivable also increased for the same period from $39.8 million to $47.5 million. The Company continues to search for ways to employ its capital base and to expand its portfolio through the expansion of its current product line, the acquisition or development of new products or lines and the addition of services related to the purchase or servicing of accounts receivable.

KBK maintains a $75 million multi-bank line of credit ("Credit Facility"), made up of a $50 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $36.5 million outstanding at March 31, 1997 and a $25 million Advancing Term Facility ("Term Facility") collateralized by term loans, with $17.5 million outstanding at March 31, 1997. The Credit Facility provided for maximum borrowings of the lesser of (i) $67.5 million or (ii) the amount of a borrowing base (based upon a percentage of eligible accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.5% at KBK's discretion and expire on April 30, 1999. Borrowings under the Term Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire April 30, 1999. At the beginning of the first quarter, the Company was not in compliance with its borrowing base limitations under the Credit Facility. Concentrations in several of the Company's largest clients resulted in borrowings in excess of the eligible borrowing base by approximately $4 million. The Company received waivers for the default from the bank group and an amendment to the Credit Facility to provide an "Over Advance Facility" to allow for greater client concentration limits. This Over Advance Facility does not increase the total committed amount of the Credit Facility. Borrowings under the amended Credit Facility, to the extent of the expanded concentration limits in the borrowing base, bear interest at the agent banks' prime rate plus 1.5%. Interest on the Credit Facility is payable quarterly. Commitment fees are paid quarterly at the rate of .25% on the unused current commitment amounts under the Revolving Facility and the Term Facility. The Credit Facility expires on April 30, 1999, at which time all outstanding amounts are due thereunder. At the time the securitization transaction discussed below was completed in April, 1997, the Over Advance Facility was cancelled.

Borrowings under the Credit Facility are secured by all accounts receivable and inventory of KBK (including all accounts receivable purchased by KBK from its clients) and certain other assets of KBK. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain current ratio and tangible net worth, limitations on its debt to tangible net worth ratio and an interest coverage ratio which requires that the ratio of the KBK's income before interest and taxes to interest expense, over the last four quarters, be no less than 1.5 to 1. Additionally, the Credit Facility restricts the payment of dividends in any fiscal year to the lesser of (i) KBK's after tax income for such fiscal year or
(ii) the sum of 50% of the amount by which KBK's after tax income and the cumulative amount of dividends permitted to be paid under such tests, but not so paid.

Thus, the Company is restricted in its ability to pay cash dividends or repurchase its common stock. The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November, 1995. Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions up to 500,000 shares of its Common Stock (15% of the outstanding shares at March 31, 1997) at current market prices. During the first quarter of 1997, the Company purchased no shares. At March 31, 1997, an aggregate of 237,067 shares (net of 50,000 shares issued to the former Coastal shareholders) of common stock had been placed in the treasury at a cost of $1.5 million, as a result of the Company's stock repurchase plan.

On April 11, 1997, the Company's subsidiary, KBK, entered into a $75 million commercial paper conduit financing structure with a financial institution, which effectively securitized a substantial portion of its earning assets. A "special purpose subsidiary", KBK Receivables Corporation, was established as a subsidiary of KBK. KBK sold approximately $42.6 million in purchased accounts receivable and $8.3 million of inventory advances to KBK Receivables Corporation, who in turn sold these assets to the commercial paper conduit facility. The cash proceeds from this sale were utilized to reduce outstanding bank borrowings by $39 million. The estimated cost of funds related to the securitized assets is approximately 6.75%, or approximately 100 basis points less that the financing costs under the Bank Facility. The Commercial Paper Conduit Facility terminates on March 31, 2002. The committed level of the facility on the date of closing was $50 million.

The $1.4 million reduction in cash from December 31, 1996 is due primarily to the repayment of bank borrowings of $1.7 million during the quarter ended March 31, 1997. The Company anticipates that when the portfolio experiences growth in future periods, funding will be available through the securitization program. For assets not financed through the securitization, the Company anticipates the continued or increased use of the Credit Facility, although there can be no assurance that the Credit Facility banks will allow such increase in committed bank lines.

PART II  -  OTHER INFORMATION

Item 1  -  Legal Proceedings

The Company is not a party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these proceedings will have a material adverse effect on the Company.

Item 6  -  Exhibits and Reports On Form 8-K

         (a)   Exhibits

              *10.1 - Receivables Purchase Agreement dated April 11, 1997 among KBK Receivables Corporation as Seller and KBK Financial, Inc. as initial Servicer and XYZ Corporation as Purchaser and ABC Corporation as Administrator and Bank as Relationship Bank.

              *10.2 - Purchase and Sale Agreement Dated as of April 11, 1997 Between KBK Financial, Inc. individually and as the initial Servicer, and KBK Receivables Corporation as the Initial Purchaser.

* Filed herewith

         (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              KBK CAPITAL CORPORATION


Date     May 15, 1997                        /s/ Michael D. Magill

                                     Michael D. Magill, Executive Vice President
         `                                   and Chief Financial Officer