Form 10QSB
period 1997-06-30
KBK CAPITAL CORP
filed 1997-08-13
CIK 921559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ___________________

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

YES  [X]       NO  [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                        3,310,133
                                       (SHARES OUTSTANDING AS OF JUNE 30, 1997)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT     YES  [ ]   NO  [X]

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended June 30, 1997

                                                                           Page
                                                                          Number
Part I.     Financial Information

Item 1 -    Financial Statements

            Consolidated Balance Sheets at June 30, 1997
            and December 31, 1996                                              1

            Consolidated Statements of Income for the Three
            Months Ended March 31, and June 30, 1997 and 1996                  2

            Consolidated Statements of Changes in Stockholders'
            Equity for the Year Ended December 31,                             3

            Consolidated Statements of Cash Flows for the Six

            Months Ended June 30, 1997 and 1996                                4

            Notes to Consolidated Financial Statements                     5 - 6

Item 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7 - 13

Part II.    Other Information

Item 1 -    Legal Proceedings                                                 14

Item 4 -    Submission of Matters To a Vote of Security Holders               14

Item 5 -    Other Information                                                 14

Item 6 -    Exhibits and Reports on Form 8-K                                  15

            Signatures                                                        15

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                        June 30, 1997  Dec. 31, 1996
                                                                        -------------  -------------
                                                                         (unaudited)
           Assets
Cash ..................................................................  $  2,134,221   $  1,361,225

Accounts receivable ...................................................     9,336,327     55,584,786

Loans receivable ......................................................    23,526,933     27,375,655

Residual receivables in securitization ................................    15,059,805           --

Less allowance for credit losses ......................................    (1,801,375)    (1,608,253)
                                                                         ------------   ------------
     Total receivables, net ...........................................    46,121,690     81,352,188

Premises and equipment, net of accumulated depreciation of
     $1,159,198 at June 30, 1997 and $878,646 at
     December 31, 1996 ................................................     2,239,127      1,952,568
Intangible assets, less accumulated amortization of  $1,718,303 at
     June 30, 1997 and $1,529,024 at December 31, 1996 ................     3,521,118      3,710,397

Other assets ..........................................................     1,616,275      1,370,113
                                                                         ------------   ------------
                                                                         $ 55,632,431   $ 89,746,491
                                                                         ============   ============
Liabilities and Stockholders' Equity
Liabilities:
Bank line of credit ...................................................  $ 22,000,000   $ 58,000,000
Due to factored clients ...............................................     9,588,985      8,245,544
Accounts payable and accrued liabilities ..............................       762,112      1,135,067
Income taxes payable ..................................................       125,040           --
Deferred revenue ......................................................       166,548        225,965
                                                                         ------------   ------------
                    Total liabilities .................................    32,642,685     67,606,576
Stockholders' equity:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
     shares issued and outstanding ....................................          --             --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     3,547,200 shares and outstanding 3,310,133 shares at June 30, 1997
     and December 31, 1996 ............................................        35,472         35,472
Additional paid-in capital ............................................    16,370,555     16,370,555
Retained earnings .....................................................     8,086,352      7,236,521
                                                                         ------------   ------------
Treasury stock ........................................................    (1,502,633)    (1,502,633)
                                                                         ------------   ------------
                    Total stockholders' equity ........................    22,989,746     22,139,915
                                                                         ------------   ------------
                                                                         $ 55,632,431   $ 89,746,491
                                                                         ============   ============

          See accompanying notes to consolidated financial statements.

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Three Months   Three Months Six Months      Six Months
                                                                  Ended         Ended         Ended        Ended          Ended
                                                              June 30, 1997 Mar. 31, 1997 June 30, 1996 June 30, 1997  June 30, 1996
                                                                ----------    ----------    ----------    ----------    ----------
                                                               (unaudited)   (unaudited)   (unaudited)    (unaudited)  (unaudited)
Earned discount income .....................................    $  570,361    $2,356,989    $2,464,937    $2,927,350    $4,810,533
Interest income - Loans ....................................       724,623       838,968       275,892     1,563,591       475,178
Servicing fees .............................................     1,802,634          --            --       1,802,634          --
Other income - Fees ........................................       550,379       403,078       197,170       953,457       254,690
                                                                ----------    ----------    ----------    ----------    ----------
     Total revenue .........................................     3,647,997     3,599,035     2,937,999     7,247,032     5,540,401
Interest expense ...........................................       609,668     1,090,264       566,867     1,699,932       974,951
                                                                ----------    ----------    ----------    ----------    ----------
     Income after interest expense .........................     3,038,329     2,508,771     2,371,132     5,547,100     4,565,450
Provision for credit losses ................................       200,000        75,000        10,000       275,000        40,000
                                                                ----------    ----------    ----------    ----------    ----------
     Income after interest expense and
         provision for credit losses .......................     2,838,329     2,433,771     2,361,132     5,272,100     4,525,450

Operating expenses:
     Salaries and employee benefits ........................     1,067,665     1,052,917       862,034     2,120,582     1,599,587
     Amortization of intangible assets .....................        94,897        94,382        90,382       189,279       180,764
     Occupancy and equipment ...............................       314,348       298,767       185,870       613,115       361,655
     Professional fees .....................................        55,474        46,983        54,742       102,457       149,292
     Other .................................................       450,098       359,887       385,841       809,985       710,058
                                                                ----------    ----------    ----------    ----------    ----------
                            Total operating expenses .......     1,982,482     1,852,936     1,578,869     3,835,418     3,001,356
                                                                ----------    ----------    ----------    ----------    ----------
                            Income before income taxes .....       855,847       580,835       782,263     1,436,682     1,524,094
Income tax expense (benefit):
     Federal
                            Current ........................       302,209       201,257       245,865       503,466       509,694
                            Deferred .......................          --            --            --            --            --
     State .................................................        51,918        31,467        21,571        83,385        37,341
                                                                ----------    ----------    ----------    ----------    ----------
                            Total income taxes .............       354,127       232,724       267,436       586,851       547,035
                                                                ----------    ----------    ----------    ----------    ----------
                            Net income .....................    $  501,720    $  348,111    $  514,827    $  849,831    $  977,059
                                                                ==========    ==========    ==========    ==========    ==========
                            Net income per share ...........    $     0.15    $     0.11    $     0.15    $     0.26    $     0.28
                                                                ==========    ==========    ==========    ==========    ==========
                            Weighted-average common
                                shares outstanding .........     3,316,724     3,314,406     3,514,996     3,315,565     3,529,883
                                                                ==========    ==========    ==========    ==========    ==========

                 See accompanying notes to financial statements

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1996
                 AND SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

                                                Common Stock
                                           ---------------------      Additional                                          Total
                                            Shares                     paid-in           Retained        Treasury      stockholders'
                                            Issued        Amount       capital          earnings          stock           equity
                                           ---------     -------     ------------      ----------     -----------      ------------
Balance, December 31, 1995 ...........     3,497,200     $35,472     $ 16,500,555      $5,685,279     $  (933,750)     $ 21,287,556

Purchase of stock for treasu .........          --          --               --              --          (886,383)         (886,383)

Issuance of common stock .............        50,000        --           (130,000)           --           317,500           187,500

Net Income ...........................          --          --               --         1,551,242            --           1,551,242
                                           ---------     -------     ------------      ----------     -----------      ------------
Balance, December 31, 1996 ...........     3,547,200     $35,472     $ 16,370,555      $7,236,521     $(1,502,633)     $ 22,139,915

Net Income ...........................          --          --               --           849,831            --             849,831
                                           ---------     -------     ------------      ----------     -----------      ------------
Balance, June 30, 1997 ...............     3,547,200     $35,472     $ 16,370,555      $8,086,352     $(1,502,633)     $ 22,989,746
                                           =========     =======     ============      ==========     ===========      ============

See accompanying notes to consolidated financial statements.

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months          Six Months
                                                                                                       Ended              Ended
                                                                                                   June 30, 1997       June 30, 1996
                                                                                                    ------------       ------------
                                                                                                    (unaudited)         (unaudited)
Cash flows from operating activities:
Net Income ...................................................................................      $    849,831       $    977,059
Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
          Depreciation and amortization ......................................................           469,830            353,042
          Provision for credit losses ........................................................           275,000             40,000
          Proceeds from sale of receivables and loans ........................................        50,800,365               --
          Increase in receivables ............................................................       (15,913,129)       (17,593,415)
          Participation sold .................................................................          (124,819)         3,988,909
          Increase in other assets ...........................................................          (246,162)          (385,694)
          Increase in due to factored clients ................................................         1,343,441            805,050
          Increase (decrease) in accounts payable and accrued liabilities ....................          (239,291)           368,934
          Increase (decrease) in income taxes payable ........................................           125,040           (295,637)
                                                                                                    ------------       ------------
                           Net cash provided by (used in) operating activities ...............        37,340,106        (11,741,752)

Cash flows used in investing activities
          Purchase of premise and equipment ..................................................          (567,110)          (430,130)
          Repurchase of common stock .........................................................              --             (384,348)
                                                                                                    ------------       ------------
                           Net cash used in investing activities .............................          (567,110)          (814,478)

Cash flows from financing activities:
          Net borrowings from (repayments to) bank ...........................................       (36,000,000)         4,500,000
                                                                                                    ------------       ------------
                           Net cash provided by (used in) financing activities ...............       (36,000,000)         4,500,000
                                                                                                    ------------       ------------
                           Net increase (decrease) in cash and cash equivalents ..............           772,996         (8,056,230)

Cash and cash equivalents at beginning of period .............................................         1,361,225         11,520,969
                                                                                                    ------------       ------------
Cash and cash equivalents at end of period ...................................................      $  2,134,221       $  3,464,739
                                                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                     KBK CAPITAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc. ("KBK") and KBK Receivables Corporation ("SPC"), included herein, are unaudited for all periods ended June 30, 1997 and 1996. The consolidated statements of income for the quarter ended March 31, 1997 are also unaudited. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1996 and 1995 which are included in the Company's annual report.

2. BANK LINE OF CREDIT. KBK maintains a $25 million multi-bank line of credit ("Credit Facility"), made up of a $10 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $8.0 million outstanding at June 30, 1997 and a $15.0 million Advancing Term Facility ("Term Facility") collateralized by term loans, with $14.0 million outstanding at June 30, 1997. The Credit Facility provides for maximum borrowings of the lesser of (i) $25 million or (ii) the amount of a borrowing base (based upon a percentage of eligible accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $3.0 million in available credit under this line as of June 30, 1997. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.5% at KBK's discretion and expire on April 30, 1999. Borrowings under the Term Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire April 30, 1999.

3. STOCKHOLDERS' EQUITY. During the quarter ended June 30, 1997, the Company acquired no additional shares of its common stock pursuant to the Stock Repurchase Plan initiated in 1995.

4. SECURITIZATION. During the second quarter of 1997, KBK completed a securitization of its purchased receivable portfolio, in which a substantial portion of KBK's owned receivables were transferred into KBK Receivables Corporation, a newly created and wholly-owned subsidiary, also known as a Special Purpose corporation ("SPC").

Under this structure, the SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The transfer of earning assets into the SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to generally accepted accounting principles ("GAAP"). The assets sold to the SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables.

No gain or loss results from the sale of these receivables. However, individual components of the income statement were impacted--particularly earned discount income and interest expense, which have decreased. Additionally, this transaction has impacted the Company's balance sheet. The proceeds of the initial funding under the securitization, $40.4 million, were utilized to repay $39.0 million of the bank credit line.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE FOLLOWING COMMENTARY PRESENTS MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN OF THE STATEMENTS INCLUDED BELOW, INCLUDING THOSE REGARDING FUTURE FINANCIAL PERFORMANCE OR RESULTS OR THAT ARE NOT HISTORICAL FACTS, ARE OR CONTAIN "FORWARD-LOOKING" INFORMATION AS THAT TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS THAT ANY SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO INDUSTRY CONDITIONS, GENERAL ECONOMIC CONDITIONS, INTEREST RATES, COMPETITION, ABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS GROWTH, AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, THE ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THIS REVIEW SHOULD BE READ IN CONJUNCTION WITH INFORMATION PROVIDED IN THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES APPEARING IN THIS REPORT AND THE AUDITED FINANCIAL STATEMENTS APPEARING IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996.

    The Company, through its wholly owned subsidiaries, KBK Financial, Inc. ("KBK") and KBK Receivables Corporation ("SPC"), is a commercial financial institution providing asset-based and working capital financing to middle market businesses through the discounted purchase of their accounts receivable and through loans secured by inventory, equipment, accounts receivable or other assets of the client. The Company's clients are typically businesses that are experiencing rapid growth or financial stress. Thus, the Company relies primarily on the quality of the assets and account debtors of the client, rather than the financial condition of the client itself.

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

    The Company, in some cases, purchases accounts receivable as a "pool" from some of its clients. These working capital financings generally involve clients with greater financial strength, and have larger volumes of invoices to purchase. The Company deducts a discount from the face amount of invoices purchased based upon the number of days between the purchase date and the date the underlying receivables are collected.

    The Company also provides other types of financing to middle market businesses, including, among other things, inventory, equipment and working capital loans at floating rates over its reference rate. The Company expects to continue to expand its product line to include other types of financing consistent with its goal of being the sole source of financing for its middle market clients. Interest income and amounts outstanding under such facilities are expected to increase in 1997 due to the continued emphasis on retaining existing customers and attracting new customers who need asset-based loans, as well as working capital financing.

    In its asset-based lending activities, the Company typically obtains an appraisal of the collateral and extends credit at a negotiated percentage of the appraised value. The term of these facilities generally does not exceed five years. The interest income on these loans is accrued ratably over the life of the loan at a floating rate. The rate is negotiated on a client-by-client basis.

RESULTS OF OPERATIONS

        ANALYSIS OF SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

The following tables set forth the results of operations and certain other data of the Company for the second quarter of 1997 and the second quarter of 1996.

                                       Quarter Ended          Quarter Ended
                                       June 30, 1997          June 30, 1996
                                        (unaudited)            (unaudited)
                                     -----------------      -------------------
                                           (dollars in thousands)
Average Net Earning Assets
     Managed and Owned ...........   $81,368                $48,169
     Owned .......................    43,070                 48,169
Total Revenue ....................     3,648    100.0%        2,938    100.0%
Interest Expense .................       610     16.7%          567     19.3%
Provision for Credit Losses ......       200      5.5%           10      0.3%
Operating Expense ................     1,982     54.3%        1,579     53.8%
Income Taxes .....................       354      9.7%          267      9.1%
Net Income .......................       502     13.8%          515     17.5%


Average net earning assets (managed and owned) increased 69% to $81.4 million for the quarter ended June 30, 1997 from $48.2 million for the quarter ended June 30, 1996. Reflecting the increase in assets, total revenue increased 24%, or $710,000, to $3.6 million for the quarter ended June 30, 1997 from quarter ended June 30, 1996 total revenue of $2.9 million. Due to the assets sold into the securitization, although largely offset by $33.2 million growth in average assets owned and managed, average net earning assets owned at quarter ended June 30, 1997 decreased $5.1 million from the quarter ended June 30, 1996. The sale of assets resulted in a $2.7 million adjustment to interest income and a $648,000 adjustment to interest expense, which netted to $1.8 million in servicing spread income during the quarter ended June 30, 1997.

Interest expense increased 7.8% to $610,000 for the second quarter of 1997 compared with $567,000 for the second quarter of 1996. Although the securitization resulted in a decrease in average funded debt of $2.8 million from $29.2 million for the quarter ended June 30, 1996 to $26.4 million for the quarter ended June 30, 1997, interest expense increased slightly reflecting rising market rates between the two periods.

A provision for credit losses of $200,000 was recorded for the second quarter of 1997, compared to $10,000 for the second quarter of 1996. During the second quarter of 1997 the Company had net recoveries of $40,000 compared to $21,000 of net charge-offs for the second quarter of 1996. The allowance for credit losses at June 30, 1997 of $1.8 million represents 3.8% of total outstanding loans and accounts receivables and 4.2% of average net earning assets owned for the quarter then ended. The allowance for credit losses at June 30, 1996 of $1.7 million represents 2.9% of total outstanding loans and accounts receivables and 3.6% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1997.

Operating expense of $2.0 million for the three months ended June 30, 1997 increased $404,000, or 26%, compared with $1.6 million for the three months ended June 30, 1996. Employment related expense constituted $206,000 of the increase, due to increased staffing in the underwriting, operations and marketing departments of the Company. Occupancy expense increased $128,000 to $314,000 for the quarter ended June 30, 1997 compared to $186,000 for the quarter ended June 30, 1996, primarily related to the expansion of marketing efforts into California and additional occupancy and systems costs in the corporate offices.

Income taxes of $354,000 for the second quarter of 1997 were 32% greater than the $267,000 of income taxes for the second quarter of 1996, due to the 9% increase in income before taxes and the increased franchise tax expense in California and Louisiana.

As a result of the foregoing, net income of the Company for the second quarter of 1997, decreased slightly to $502,000 from $515,000 for the second quarter of 1996.


        ANALYSIS OF SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

        The following table sets forth the results of operations and certain other data of the Company for the six months ended June 30, 1997 and 1996.


                                        Six Months Ended        Six Months Ended
                                          June 30, 1997          June 30, 1996
                                           (unaudited)            (unaudited)
                                          ----------------    ------------------
                                                 (DOLLARS IN THOUSANDS)
Average Net Earning Assets
     Managed and Owned ...............    $76,831    --       $43,868     --
     Owned ...........................     57,703    --        43,868     --
Total Revenue ........................      7,247   100.0%      5,540    100.0%
Interest Expense .....................      1,700    23.5%        975     17.6%
Provision for Credit Losses ..........        275     3.8%         40       .7%
Operating Expense ....................      3,835    52.9%      3,001     54.2%
Income Taxes .........................        587     8.1%        547      9.9%
Net Income ...........................        850    11.7%        977     17.6%


Average net earning assets (managed and owned) increased 75% to $76.8 million for the six months ended June 30, 1997 from $43.9 million for the six months ended June 30, 1996. Reflecting this increase in earning assets, total revenue increased 31%, or $1.7 million to $7.2 million for the six months ended June 30, 1997 compared to $5.5 for the same period in 1996. Although average net earning assets owned for the six months ended June 30, 1997 increased by $13.8 million compared to the same period in 1996, the growth in average net earning assets owned and managed was $32.9 million, which was partially offset by the assets sold into the securitization during the six months ended June 30, 1997.

Interest expense increased 74% to $1.7 million for the six months ended June 30, 1997 from $975,000 for the same period of 1996. This increase is primarily due to a $14.7 million increase in the average outstanding balance under the line of credit to $41.9 million for the six months ended June 30, 1997 from $27.2 million for the same period in 1996 and also to the increase in prime rate during March, 1997.

A provision for credit losses of $275,000 was recorded for the six months ended June 30, 1997, as compared to $40,000 for the same period of 1996. During the six months ended June 30, 1997, the Company had net charge-offs of $82,000 compared to $36,000 of net charge-offs for the same period of 1996. The allowance for credit losses at June 30, 1997 of $1.8 million represents 3.8% of total outstanding loans and accounts receivables and 3.1% of average net earning assets owned for the six months then ended. The allowance for credit losses at June 30, 1996 of $1.7 million was 3.7% of average earning assets owned for the six months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1997.

Operating expense of $3.8 million for the six months ended June 30, 1997 increased $834,000, or 28%, compared with the $3.0 million for the same period of 1996. Employment related expense increased $521,000 to $2.1 million for the six months ended June 30, 1997 compared to $1.6 million for the same period of 1996. Most of this increase relates to the expansion of the marketing and credit department staff subsequent to the second quarter of 1996. Occupancy expense increased $251,000 to $613,000 for the six months ended June 30, 1997, from $362,000 for the same period of 1996 resulting from the increased rent and depreciation for office space and equipment required in the California and Fort Worth offices. Other operating expenses increased $100,000 or 14% to $810,000 for the six months ended June 30, 1997 from $710,000 in the same period of 1996 due to the costs of temporary employees and recruiting fees necessitated by the Company's growth. These increases were partially offset by a decrease in professional fees from $149,000 during the six months ended June 30, 1996 to $102,000 for the same period in 1997.

Income taxes of $587,000 for the six months ended June 30, 1997 were 7% more than the $547,000 of income taxes for the same period of 1996, due to the $46,000 increase in franchise tax expense for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

As a result of the foregoing, net income of the Company for the six months ended June 30, 1997 decreased $127,000, or 13%, to $850,000 from $977,000 for the same period in 1996.

        ANALYSIS OF SECOND QUARTER 1997 COMPARED TO FIRST QUARTER 1997

The following tables set forth the results of operations and certain other data of the Company for the second quarter of 1997 and the first quarter of 1997.

                                          Quarter Ended         Quarter Ended
                                           June 30, 1997        March 31, 1997
                                            (unaudited)          (unaudited)
                                          ----------------     ---------------
                                                   (dollars in thousands)
Average Net Earning Assets
     Managed and Owned ...............    $81,368              $72,335
     Owned ...........................     43,070               72,335
Total Revenue ........................      3,648   100.0%       3,599   100.0%
Interest Expense .....................        610    16.7%       1,090    30.3%
Provision for Credit Losses ..........        200     5.5%          75     2.1%
Operating Expense ....................      1,982    54.3%       1,853    51.5%
Income Taxes .........................        354     9.7%         233     6.4%
Net Income ...........................        502    13.8%         348     9.7%

Average net earning assets (managed and owned) increased 13% to $81.4 million for the quarter ended June 30, 1997 from $72.3 million for the quarter ended March 31, 1997. Reflecting the increase in assets and the effects of the securitization during the second quarter of 1997, total revenue increased slightly, $49,000, from the quarter ended March

31, 1997. Due to the assets sold into the securitization, which was partially offset by $9.0 million growth in average assets managed and owned, average net earning assets owned for the quarter ended June 30, 1997 decreased $29.3 million from the quarter ended March 31, 1997. The sale of assets resulted in a $2.7 million adjustment to interest income and a $648,000 adjustment to interest expense, which netted to $1.8 million in servicing spread income during the quarter ended June 30, 1997.

Interest expense decreased 44% to $610,000 for the second quarter of 1997 compared with $1.1 million for the first quarter of 1997. The securitization resulted in a $31.0 million decrease in average funded debt from $57.4 million for the quarter ended March 31, 1997 to $26.4 million for the quarter ended June 30, 1997. Net income after interest expense increased 21% from $2.5 million for the quarter ended March 31, 1997 to $3.0 million for the quarter ended June 30, 1997, reflecting the reduction in funding costs associated with the securitization.

A provision for credit losses of $200,000 was recorded for the second quarter of 1997, compared to $75,000 for the first quarter of 1997. During the second quarter of 1997 the Company had net recoveries of $40,000 compared to $122,000 of net charge-offs for the first quarter of 1997. The allowance for credit losses at June 30, 1997 of $1.8 million represents 3.8% of total outstanding loans and accounts receivables and 4.2% of average earning assets owned for the quarter then ended. The allowance for credit losses at March 31, 1997 of $1.6 million represents 1.9% of total outstanding loans and accounts receivables and 2.2% of average earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1997.

Operating expense of $2.0 million for the three months ended June 30, 1997 increased $130,000, or 7%, compared with $1.9 million for the three months ended March 31, 1997. This increase is primarily comprised of marketing related expenses such as referral commission, travel, entertainment, advertising, postage, and office supplies, which increased $90,000, or 25% to $450,000 for the quarter ended June 30, 1997 compared to $360,000 for the quarter ended March 31, 1997.

Income taxes of $354,000 for the second quarter of 1997 were 52% greater than the $233,000 of income taxes for the first quarter of 1997, due to the 47% increase in income before taxes.

As a result of the foregoing, net income of the Company for the second quarter of 1997, increased 44% to $502,000 from $348,000 for the first quarter of 1997.

CHANGES IN FINANCIAL CONDITION

Due to the effects of the securitization, the components of the balance sheet changed significantly from December 31, 1996, to June 30, 1997. Total assets decreased 38% from $89.7 million at December 31, 1996 to $55.6 million at June 30, 1997. This decrease includes the sale of $50.1 million of assets into the securitization as of June 30, 1997, along with accounts receivable and loans receivable growth of $15.0 million from $83.0 million at December 31, 1996 to $98.0 million at June 30, 1997. During the six months ended June 30, 1997, cash increased $773,000, premises and equipment increased $287,000, other assets increased $246,000 and intangible assets decreased $189,000.

The proceeds of the securitization were utilized to pay down the bank line, resulting in a $36.0 million decrease in bank borrowing during the six months ended June 30, 1997. Due to the growth in receivables, the balance due to factored clients increased $1.3 million from December 31, 1996 to June 30, 1997. Stockholders' equity increased $850,000, from $22.1 million at December 31, 1996 to $23.0 million at June 30, 1997 due to net income for the six months ended June 30, 1997. The Company paid no dividends on its common stock for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the change in earning assets. Average net earning assets owned for the quarter ended June 30, 1997 of $43.1 million were 11% less than the comparable average net earning assets owned for the quarter ended June 30, 1996 of $48.2 million. The average balance on earning assets included $33.2 million growth during the second quarter of 1997, which was offset by average sales of assets into the securitization. The Company continues to explore methods of employing its capital base and expanding its portfolio through the expansion of its current product line, the acquisition or development of new products or lines and the addition of services related to the purchase or servicing of accounts receivable. The Company anticipates that if the portfolio experiences growth in future periods, funding will be available through the securitization program. For assets not financed through the securitization program, the Company expects to continue use of its Credit Facility, although there can be no assurance that such facility will remain available.

KBK maintains a $25 million multi-bank line of credit ("Credit Facility"), made up of a $10.0 million Revolving Credit Facility ("Revolving Facility") collateralized by purchased accounts receivable with $8.0 million outstanding at June 30, 1997 and a $15.0 million Advancing Term Facility ("Term Facility") collateralized by term loans, with $14.0 million outstanding at June 30, 1997. The Credit Facility provides for maximum borrowings of the lesser of (i) $25 million or (ii) the amount of a borrowing base (based upon a percentage of eligible accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.5% at KBK's discretion and expire on April 30, 1999. Borrowings under the Term Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire April 30, 1999.

Borrowings under the Credit Facility are secured by all accounts receivable of KBK now existing or hereafter to come into existence (including all accounts receivable purchased by KBK from its clients), all inventory of KBK now owned or acquired, all instruments, chattel paper, documents and general intangibles of KBK now owned or acquired, an assignment of all security interest, mortgages and liens securing the foregoing and all proceeds of the foregoing. The Credit Facility provides that KBK is permitted to contribute and sell, free of liens, and grant security interests in, accounts, chattel paper, instruments and general intangibles to the Special Purpose corporation ("SPC") pursuant to the securitization purchase and sale agreement. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain current ratio and tangible net worth, limitations on its debt to tangible net worth ratio and an interest coverage ratio which requires that the ratio of the Company's income before interest and taxes to interest expense, over the last four quarters, be no less than 1.5 to 1. Additionally, the Credit Facility restricts the payment of dividends or the repurchase of stock in any fiscal year to the lesser of (i) KBK's after tax income for such fiscal year, or (ii) the sum of 50% of the amount by which KBK's after tax income exceeds the cumulative amount of dividends permitted to be paid under such tests, but not so paid.

Thus, the Company is restricted in its ability to pay cash dividends or repurchase its common stock. The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends, rather it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November, 1995. Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions up to 500,000 shares (15% of the outstanding shares at June 30, 1997) at current market prices. During the second quarter of 1997, the Company purchased no shares. At June 30, 1997, an aggregate of 237,067 shares (net of 50,000 shares issued to the former Coastal shareholders under the earnout provision) of common stock had been placed in the treasury at a cost of $1.5 million, as a result of the Company's stock repurchase plan.

During the second quarter of 1997, KBK completed a securitization of its purchased receivable portfolio, in which a substantial portion of KBK's owned receivables were transferred into KBK Receivables Corporation, a newly created and wholly-owned subsidiary, also known as a Special Purpose corporation ("SPC").

Under this structure, the SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The transfer of earning assets into the SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to generally accepted accounting principles ("GAAP"). The assets sold to the SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. The commercial paper conduit facility terminates on March 31, 2002. The committed level of the facility as of June 30, 1997 was $71.4 million.

The increase in cash from $1.4 million at December 31, 1996 to $2.1 million at June 30, 1997 is primarily due to the $16.0 million increase in purchased accounts receivable and loans outstanding and the associated $1.3 million increase in due to factored clients, net of $50.8 million proceeds from the securitization and payments on bank lines of $36.0 million during the quarter ended June 30, 1997.

PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

The Company is not a party to any litigation other than routine proceedings incidental to its business and the Company does not expect that these proceedings will have a material adverse effect on the Company.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on May 7, 1997. Of the total 3,310,133 outstanding and authorized voting shares, there were present by proxy or in person, 3,029,744 shares or 92% of the voting shares outstanding. The following issues were presented to the stockholders for approval.

        1.  To elect three directors to serve for a term of three years;

        2. To ratify the selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1997.

For Item 1, the following votes were cast for each of the nominees proposed by the Board of the Company.

                             Shares               Shares              Shares
   NOMINEE                  Voted For          Voted Against          Withheld   Broker Non-Votes
   -------                  ---------          -------------          --------   ----------------
Kenneth H. Jones, Jr.       3,020,319               -0-                 9,425          -0-
R. Earl Cox, III            3,020,319               -0-                 9,425          -0-
Martha V. Leonard           3,019,344               -0-                10,400          -0-

In addition, the terms of Michael D. Magill, Thomas M. Simmons, Harris A. Kaffie, Robert J. McGee, Daniel R. Feehan, and Thomas L. Healey as directors continued following the Annual Meeting.

For Item 2, shares voted FOR were 3,029,169 shares, 400 shares voted AGAINST, and 175 shares ABSTAINED. There were no broker non-votes. Both items were approved pursuant to the Company's Articles of Incorporation and By-Laws.

ITEM 5  -  OTHER INFORMATION

On July 16, 1997, Michael D. Magill resigned as a Director and as Executive Vice President and Chief Financial Officer of the Company to pursue other opportunities. The Company is currently conducting a search for a new chief financial officer, and until a new chief financial officer is appointed, Deborah
B. Wilkinson, Vice President and Controller of the Company, will act as the Company's principal financial and accounting officer.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               None

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KBK CAPITAL CORPORATION

Date AUGUST 13, 1997                       /s/ DEBORAH B. WILKINSON
                                               Deborah B. Wilkinson,
                                          Vice President and Controller
                                          (on behalf of the registrant
                                          and as chief accounting officer)