Form 10QSB/A
period 1997-03-31
KBK CAPITAL CORP
filed 1997-09-25
CIK 921559

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES [_] NO [X]
================================================================================

10-QSB FOR FIRST QUARTER 1997

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

* Filed herewith. The Company is seeking confidential treatment of certain portions of this Exhibit pursuant to Rule 24b-2 and has omitted portions of this Exhibit pending a determination on such request. The omitted portions have been filed with the Commission in connection with the Company's request for confidential treatment.

      (b)   Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KBK CAPITAL CORPORATION

Date  SEPTEMBER 25, 1997                  /S/ DEBORAH B. WILKINSON
                                              Deborah B. Wilkinson
                                              Chief Accounting Officer