Form 10-Q
period 1997-09-30
KBK CAPITAL CORP
filed 1997-11-13
CIK 921559

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________  TO  ________________

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
90 DAYS.   YES [X]          NO    [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                               3,310,133
                                   (SHARES OUTSTANDING AS OF SEPTEMBER 30, 1997)


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

        YES [ ]      NO [X]

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended September 30, 1997


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I.   Financial Information

Item 1 -  Financial Statements

          Consolidated Balance Sheets at September 30, 1997 and
             December 31, 1996                                           2

          Consolidated Statements of Income for the Three Months
          Ended September 30, 1997 and June 30, 1997 and Nine Months
          Ended September 30, 1997 and 1996                              3

          Consolidated Statements of Changes in Stockholders' Equity
          for the Year Ended December 31, 1996 and Nine Months Ended
          September 30, 1997                                             4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1997 and 1996                              5

          Notes to Consolidated Financial Statements                    6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and results of Operations                                      8-14

PART II. Other Information

Item 1 - Legal Proceedings                                               15

Item 6 - Exhibits and Reports on Form 8-K                                15

         Signatures                                                      15

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                       KBK CAPITAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                               SEPT. 30, 1997          DEC. 31, 1996
                                                                                                (UNAUDITED)
                                                                                                ------------           ------------
                              ASSETS
Cash .................................................................................          $  4,795,726           $  1,361,225
Accounts receivable ..................................................................            10,853,189             55,584,786
Loans receivable .....................................................................            20,843,764             27,375,655
Residual receivables in securitization ...............................................             9,799,755                   --
Less allowance for credit losses .....................................................            (1,842,888)            (1,608,253)
                                                                                                ------------           ------------
     Total receivables, net ..........................................................            39,653,820             81,352,188

Premises and equipment, net of accumulated depreciation of
  $1,314,864 at September 30, 1997 and $878,646 at
  December 31, 1996 ..................................................................             2,247,771              1,952,568
Intangible assets, less accumulated amortization of  $1,813,201 at
  September 30, 1997 and $1,529,024 at December 31, 1996 .............................             3,426,220              3,710,397

Other assets .........................................................................             1,643,669              1,370,113
                                                                                                ------------           ------------
                                                                                                $ 51,767,206           $ 89,746,491
                                                                                                ============           ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Bank line of credit ..................................................................          $ 17,500,000           $ 58,000,000
Due to factored clients ..............................................................             9,677,929              8,245,544
Accounts payable and accrued liabilities .............................................               786,388              1,135,067
Income taxes payable .................................................................                67,442                   --
Deferred revenue .....................................................................               194,820                225,965
                                                                                                ------------           ------------
   Total liabilities .................................................................            28,226,579             67,606,576
STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value. Authorized 100,000
  shares; no shares issued and outstanding ...........................................                  --                     --
Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued 3,547,200 shares and outstanding
  3,310,133 shares at September 30, 1997 and
  December 31, 1996 ..................................................................                35,472                 35,472
Additional paid-in capital ...........................................................            16,370,555             16,370,555
Retained earnings ....................................................................             8,637,233              7,236,521
Treasury stock .......................................................................            (1,502,633)            (1,502,633)
                                                                                                ------------           ------------
    Total stockholders' equity .......................................................            23,540,627             22,139,915
                                                                                                ------------           ------------
                                                                                                $ 51,767,206           $ 89,746,491
                                                                                                ============           ============

          See accompanying notes to consolidated financial statements.

                       KBK CAPITAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS    THREE MONTHS   THREE MONTHS     NINE MONTHS    NINE MONTHS
                                                            ENDED           ENDED           ENDED           ENDED           ENDED
                                                        SEPT 30, 1997   JUNE 30, 1997   SEPT 30, 1996   SEPT 30, 1997  SEPT 30, 1996
                                                         (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                         ----------      ----------      ----------      -----------      ----------
Earned discount income ............................      $  335,836      $  570,361      $2,338,406      $ 3,263,185      $7,148,940
Interest income - Loans ...........................         795,340         724,623         363,011        2,368,987         841,479
Servicing fees ....................................       2,219,520       1,802,634            --          4,022,154            --
Other income - Fees ...............................         485,276         550,379         369,060        1,428,680         623,748
                                                         ----------      ----------      ----------      -----------      ----------
    Total revenue .................................       3,835,972       3,647,997       3,070,477       11,083,006       8,614,167
Interest expense ..................................         506,042         609,668         675,855        2,205,975       1,650,806
                                                         ----------      ----------      ----------      -----------      ----------
    Income after interest expense .................       3,329,930       3,038,329       2,394,622        8,877,031       6,963,361
Provision for credit losses .......................         300,000         200,000         105,000          575,000         145,000
                                                         ----------      ----------      ----------      -----------      ----------
    Income after interest expense and
        provision for credit losses ...............       3,029,930       2,838,329       2,289,622        8,302,031       6,818,361

Operating expenses:
    Salaries and employee benefits ................       1,126,608       1,067,665         985,674        3,247,194       2,587,310
    Amortization of intangible assets .............          94,898          94,897          90,382          284,177         271,146
    Occupancy and equipment .......................         324,120         314,348         210,966          937,238         572,621
    Professional fees .............................          92,914          55,474         105,742          188,535         255,034
    Other .........................................         473,353         450,098         435,546        1,290,168       1,143,555
                                                         ----------      ----------      ----------      -----------      ----------
       Total operating expenses ...................       2,111,893       1,982,482       1,828,310        5,947,312       4,829,666
                                                         ----------      ----------      ----------      -----------      ----------
       Income before income taxes .................         918,037         855,847         461,312        2,354,719       1,988,695

Income tax expense:
    Federal
       Current ....................................         312,084         302,209         167,738          815,550         677,432
       Deferred ...................................            --              --              --               --              --
    State .........................................          55,072          51,918          10,967          138,457          48,308
                                                         ----------      ----------      ----------      -----------      ----------
       Total income taxes .........................         367,156         354,127         178,705          954,007         725,740
                                                         ----------      ----------      ----------      -----------      ----------
       Net income .................................      $  550,881      $  501,720      $  282,607      $ 1,400,712      $1,262,955
                                                         ==========      ==========      ==========      ===========      ==========
       Net income per share .......................      $     0.16      $     0.15      $     0.08      $      0.42      $     0.36
                                                         ==========      ==========      ==========      ===========      ==========
       Weighted-average common shares
           outstanding ............................       3,386,002       3,316,724       3,404,806        3,339,306       3,488,704
                                                         ==========      ==========      ==========      ===========      ==========

                See accompanying notes to financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         YEAR ENDED DECEMBER 31, 1996
             AND NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)

                                                   COMMON STOCK
                                              ----------------------    ADDITIONAL                                         TOTAL
                                                SHARES                   PAID-IN          RETAINED      TREASURY       STOCKHOLDERS'
                                              OUTSTANDING    AMOUNT      CAPITAL          EARNINGS        STOCK          EQUITY
                                              ----------     -------    ------------     ----------    -----------     ------------
Balance, December 31, 1995 ...............     3,397,200     $35,472    $ 16,500,555     $5,685,279    $  (933,750)    $ 21,287,556
Purchase of stock for treasury ...........      (137,067)       --              --             --         (886,383)        (886,383)
Issuance of common stock .................        50,000        --          (130,000)          --          317,500          187,500
Net Income ...............................          --          --              --        1,551,242           --          1,551,242
                                              ----------     -------    ------------     ----------    -----------     ------------
Balance, December 31, 1996 ...............     3,310,133     $35,472    $ 16,370,555     $7,236,521    $(1,502,633)    $ 22,139,915
Net Income ...............................          --          --              --        1,400,712           --          1,400,712
                                              ----------     -------    ------------     ----------    -----------     ------------
Balance, September 30, 1997 ..............     3,310,133     $35,472    $ 16,370,555     $8,637,758    $(1,502,633)    $ 23,540,627
                                              ==========     =======    ============     ==========    ===========     ============

          See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS              NINE MONTHS
                                                                                                    ENDED                  ENDED
                                                                                                SEPT 30, 1997          SEPT 30, 1996
                                                                                                 (UNAUDITED)           (UNAUDITED)
                                                                                                 ------------          ------------
Cash flows from operating activities:
Net Income .............................................................................         $  1,400,712          $  1,262,955
Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
      Depreciation and amortization ....................................................              720,395               535,656
      Provision for credit losses ......................................................              575,000               145,000
      Proceeds from sale of receivables and loans ......................................           62,324,755                  --
      Loss on disposition of assets ....................................................                 --                  16,120
      Increase in receivables ..........................................................          (23,698,903)          (24,359,993)
      Participation sold ...............................................................            2,262,022             3,988,909
      Increase in other assets .........................................................             (273,556)             (409,767)
      Increase in due to factored clients ..............................................            1,432,385               782,709
      Increase (decrease) in accounts payable and accrued liabilities ..................             (144,330)              528,619
      Increase (decrease) in income taxes payable ......................................               67,442              (322,098)
                                                                                                 ------------          ------------
           Net cash provided by (used in) operating activities .........................           44,665,922           (17,831,890)

Cash flows used in investing activities
      Purchase of premise and equipment ................................................             (731,421)           (1,035,775)
      Proceeds from sale of assets .....................................................                 --                 141,476
      Repurchase of common stock .......................................................                 --                (837,454)
                                                                                                 ------------          ------------
           Net cash used in investing activities .......................................             (731,421)           (1,731,753)

Cash flows from financing activities:
      Net borrowings from (repayments to) bank .........................................          (40,500,000)            8,500,000
                                                                                                 ------------          ------------

           Net cash provided by (used in) financing activities .........................          (40,500,000)            8,500,000

                                                                                                 ------------          ------------
           Net increase (decrease) in cash and cash equivalents ........................            3,434,501           (11,063,643)

Cash and cash equivalents at beginning of period .......................................            1,361,225            11,520,969
                                                                                                 ------------          ------------
Cash and cash equivalents at end of period .............................................         $  4,795,726          $    457,326
                                                                                                 ============          ============

          See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc. ("KBK") and KBK Receivables Corporation ("SPC"), included herein, are unaudited for all periods ended September 30, 1997 and 1996. The consolidated statements of income for the quarter ended June 30, 1997 are also unaudited. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1997 and 1996 which are included in the Company's annual report.

2. BANK LINE OF CREDIT. KBK maintains a $45.0 million multi-bank line of credit ("Credit Facility"), collateralized by loans and purchased accounts receivable. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility") and a $5.0 million "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. As of September 30, 1997, there was $17.5 million outstanding under the Revolving Facility and no balance outstanding under the "Over Advance" Facility. The Credit Facility provides for maximum borrowings of the lesser of (i) $45.0 million or (ii) the amount of a borrowing base (based upon a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $4.0 million in available credit under this line as of September 30, 1997. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire on May 31, 2000. Borrowings under the "Over Advance" Facility portion of the Credit Facility bear interest at the agent banks' prime rate plus 1.25% and expire on August 19, 1998; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK.

3. STOCKHOLDERS' EQUITY. During the quarter ended September 30, 1997, the Company acquired no additional shares of its common stock pursuant to the Stock Repurchase Plan initiated in 1995.

4. SECURITIZATION. During the second quarter of 1997, KBK completed a securitization of its purchased receivable portfolio, in which a substantial portion of KBK's owned receivables were transferred into KBK Receivables Corporation, a newly created and wholly-owned subsidiary, also known as a Special Purpose Corporation ("SPC").

Under this structure, the SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio or earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The transfer of earning assets into the SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to generally accepted accounting principles ("GAAP"). The assets sold to the SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables.

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

    The Company also provides other types of financing to middle market businesses, including, among other things, inventory, equipment and working capital loans at floating rates over its reference rate. The Company expects to continue to expand its product line to include other types of financing consistent with its goal of being the sole source of financing for its middle market clients. Interest income and amounts outstanding under such facilities are expected to increase during the remainder of 1997 due to the continued emphasis on retaining existing customers and attracting new customers who need asset-based loans, as well as working capital financing.

    In its asset-based lending activities, the Company typically obtains an appraisal of the collateral and extends credit at a negotiated percentage of the appraised value. The term of these facilities generally does not exceed five years. The interest income on these loans is accrued ratably over the life of the loan at a floating rate. The rate is negotiated on a client-by-client basis.

RESULTS OF OPERATIONS

      ANALYSIS OF THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

The following tables set forth the results of operations and certain other data of the Company for the third quarter of 1997 and the third quarter of 1996.

                                         QUARTER ENDED           QUARTER ENDED
                                       SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                           (UNAUDITED)             (UNAUDITED)
                                       -----------------      -----------------
                                                (dollars in thousands)
Average Net Earning Assets
     Managed and Owned ...........     $92,602      --        $51,043      --
     Owned .......................      35,906      --         51,043      --
Total Revenue ....................       3,836     100.0%       3,070     100.0%
Interest Expense .................         506      13.2%         676      22.0%
Provision for Credit Losses ......         300       7.8%         105       3.4%
Operating Expense ................       2,112      55.1%       1,828      59.6%
Income Taxes .....................         367       9.5%         178       5.8%
Net Income .......................         551      14.4%         283       9.2%


Average net earning assets (managed and owned) increased 81% to $92.6 million for the quarter ended September 30, 1997 from $51.0 million for the quarter ended September 30, 1996. Reflecting the increase in assets, total revenue increased 25%, or $766,000 to $3.8 million for the quarter ended September 30, 1997 from quarter ended September 30, 1996 total revenue of $3.1 million. Due to the assets sold into the securitization, although largely offset by $41.6 million growth in average assets owned and managed, average net earning assets owned at quarter ended September 30, 1997 decreased $15.1 million from the quarter ended September 30, 1996. The sale of assets resulted in a $3.2 million adjustment to interest income and a $978,000 adjustment to interest expense, which netted to $2.2 million in servicing spread income during the quarter ended September 30, 1997.

Interest expense decreased 25% to $506,000 for the third quarter of 1997 compared with $676,000 for the third quarter of 1996. The securitization resulted in a decrease in average funded debt of $14.2 million from $35.2 million for the quarter ended September 30, 1996 to $21.0 million for the quarter ended September 30, 1997.

A provision for credit losses of $300,000 was recorded for the third quarter of 1997, compared to $105,000 for the third quarter of 1996. During the third quarter of 1997 the Company had net chargeoffs of $258,000 compared to $83,000 of net charge-offs for the third quarter of 1996. The allowance for credit losses at September 30, 1997 of $1.8 million represents 4.4% of total outstanding loans and accounts receivables and 5.1% of average net earning assets owned for the quarter then ended. The allowance for credit losses at September 30, 1996 of $1.6 million represents 1.9% of total outstanding loans and accounts receivables and 3.2% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at September 30, 1997.

Operating expense of $2.1 million for the three months ended September 30, 1997 increased $284,000, or 16%, compared with $1.8 million for the three months ended September 30, 1996. Employment related expense constituted $141,000 of the increase, due to increased staffing in the underwriting, operations and marketing departments of the Company. Occupancy expense increased $113,000 to $324,000 for the quarter ended September 30, 1997 compared to $211,000 for the quarter ended September 30, 1996, primarily related to the expansion of marketing efforts into California and additional occupancy and systems costs in the corporate offices.

Income taxes of $367,000 for the third quarter of 1997 were 106% greater than the $178,000 of income taxes for the third quarter of 1996, due to the 99% increase in income before taxes and the increased franchise tax expense in California and Louisiana.

As a result of the foregoing, net income of the Company for the third quarter of 1997, increased to $551,000 from $283,000 for the third quarter of 1996.

      ANALYSIS OF NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      The following table sets forth the results of operations and certain other data of the Company for the nine months ended September 30, 1997 and 1996.

                                     NINE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                      (UNAUDITED)                 (UNAUDITED)
                                     -------------------------------------------
                                                (DOLLARS IN THOUSANDS)
Average Net Earning Assets
     Managed and Owned ...........     $82,088      --        $46,260      --
     Owned .......................      50,437      --         46,260      --
Total Revenue ....................      11,083     100.0%       8,614     100.0%
Interest Expense .................       2,206      19.9%       1,651      19.1%
Provision for Credit Losses ......         575       5.2%         145       1.7%
Operating Expense ................       5,947      53.7%       4,830      56.1%
Income Taxes .....................         954       8.6%         725       8.4%
Net Income .......................       1,401      12.6%       1,263      14.7%


Average net earning assets (managed and owned) increased 77% to $82.1 million for the nine months ended September 30, 1997 from $46.3 million for the nine months ended September 30, 1996. Reflecting this increase in earning assets, total revenue increased 29%, or $2.5 million to $11.1 million for the nine months ended September 30, 1997 compared to $8.6 million for the same period in 1996. Although average net earning assets owned for the nine months ended September 30, 1997 increased by $4.2 million compared to the same period in 1996, the growth in average net earning assets owned and managed was $35.8 million, which was largely offset by the assets sold into the securitization during the nine months ended September 30, 1997.

Interest expense increased 34% to $2.2 million for the nine months ended September 30, 1997 from $1.7 million for the same period of 1996. This increase is primarily due to a $5.1 million increase in the average outstanding balance under the line of credit to $35.0 million for the nine months ended September 30, 1997 from $29.9 million for the same period in 1996 and also to the increase in prime rate during March, 1997.

A provision for credit losses of $575,000 was recorded for the nine months ended September 30, 1997, as compared to $145,000 for the same period of 1996. During the nine months ended September 30, 1997, the Company had net charge-offs of $340,000 compared to $119,000 of net charge-offs for the same period of 1996. The allowance for credit losses at September 30, 1997 of $1.8 million represents 4.4% of total outstanding loans and accounts receivables and 3.7% of average net earning assets owned for the nine months then ended. The allowance for credit losses at September 30, 1996 of $1.8 million was 3.5% of average earning assets owned for the nine months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at September 30, 1997.

Operating expense of $5.9 million for the nine months ended September 30, 1997 increased $1.1 million, or 23%, compared with the $4.8 million for the same period of 1996. Employment related expense increased $660,000 to $3.2 million for the nine months ended September 30, 1997 compared to $2.6 million for the same period of 1996. Most of this increase relates to the expansion of the marketing and credit department staff subsequent to the second quarter of 1996. Occupancy expense increased $364,000 to $937,000 for the nine months ended September 30, 1997, from $573,000 for the same period of 1996 resulting from the increased rent and depreciation for office space and equipment required in the California and Fort Worth offices. Other operating expenses increased $146,000 or 13% to $1.2 million for the nine months ended September 30, 1997 from $1.1 million in the same period of 1996 due to the costs of temporary employees and recruiting fees necessitated by the Company's growth. These increases were partially offset by a decrease in professional fees from $255,000 during the nine months ended June 30, 1996 to $189,000 for the same period in 1997.

Income taxes of $954,000 for the nine months ended September 30, 1997 were 31% more than the $725,000 of income taxes for the same period of 1996, due to the $366,000 increase in earnings before taxes and the $90,000 increase in franchise tax expense for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

As a result of the foregoing, net income of the Company for the nine months ended September 30, 1997 increased $138,000, or 11%, to $1.4 million from $1.3 million for the same period in 1996.

ANALYSIS OF THIRD QUARTER 1997 COMPARED TO SECOND QUARTER 1997

The following tables set forth the results of operations and certain other data of the Company for the third quarter of 1997 and the second quarter of 1997.

                                          QUARTER ENDED         QUARTER ENDED
                                        SEPTEMBER 30, 1997      JUNE 30, 1997
                                          (UNAUDITED)            (UNAUDITED)
                                       ----------------------------------------
                                              (dollars in thousands)
Average Net Earning Assets
     Managed and Owned ...........     $92,602      --        $81,368      --
     Owned .......................      35,906      --         43,070      --
Total Revenue ....................       3,836     100.0%       3,648     100.0%
Interest Expense .................         506      13.2%         610      16.7%
Provision for Credit Losses ......         300       7.8%         200       5.5%
Operating Expense ................       2,112      55.1%       1,982      54.3%
Income Taxes .....................         367       9.5%         354       9.7%
Net Income .......................         551      14.4%         502      13.8%

Average net earning assets (managed and owned) increased 14% to $92.6 million for the quarter ended September 30, 1997 from $81.4 million for the quarter ended June 30, 1997. Reflecting the increase in assets and the effects of the securitization during the third quarter of 1997, total revenue increased slightly, $188,000 from the quarter ended June 30, 1997. Due to the assets sold into the securitization, which was partially offset by $11.2 million growth in average assets managed and owned, average net earning assets owned for the quarter ended September 30, 1997 decreased $7.2 million from the quarter ended June 30, 1997. The sale of assets resulted in a $3.2 million adjustment to interest income and a $978,000 adjustment to interest expense, which netted to $2.2 million in servicing spread income during the quarter ended September 30, 1997, compared to $1.8 million in servicing spread income during the quarter ended June 30, 1997.

Interest expense decreased 17% to $506,000 for the third quarter of 1997 compared with $610,000 for the second quarter of 1997. The securitization resulted in a $5.4 million decrease in average funded debt from $26.4 million for the quarter ended June 30, 1997 to $21.0 million for the quarter ended September 30, 1997. Net income after interest expense increased 10% from $3.0 million for the quarter ended June 30, 1997 to $3.3 million for the quarter ended September 30, 1997, reflecting the reduction in funding costs associated with the securitization.

A provision for credit losses of $300,000 was recorded for the third quarter of 1997, compared to $200,000 for the second quarter of 1997. During the third quarter of 1997 the Company had net chargeoffs of $258,000 compared to net recoveries of $40,000 for the second quarter of 1997. The allowance for credit losses at September 30, 1997 of $1.8 million represents 4.4% of total outstanding loans and accounts receivables and 5.1% of net average earning assets owned for the quarter then ended. The allowance for credit losses at June 30, 1997 of $1.8 million represents 3.8% of total outstanding loans and accounts receivables and 4.2% of net average earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at September 30, 1997.

Operating expense of $2.1 million for the three months ended September 30, 1997 increased $130,000, or 6.6%, compared with $2.0 million for the three months ended June 30, 1997. This increase is primarily comprised of increased salaries and professional fees during the third quarter of 1997.

Income taxes of $367,000 for the third quarter of 1997 were 4% greater than the $354,000 of income taxes for the second quarter of 1997, due to the $62,000 increase in income before taxes.

As a result of the foregoing, net income of the Company for the third quarter of 1997, increased 10% to $551,000 from $502,000 for the second quarter of 1997.

CHANGES IN FINANCIAL CONDITION

Due to the effects of the securitization, the components of the balance sheet changed significantly from December 31, 1996, to September 30, 1997. Total assets decreased 42% from $89.7 million at December 31, 1996 to $51.8 million at September 30, 1997. This decrease is primarily related to the net change in accounts receivable and loans receivable during the nine months from $83.0 million at December 31, 1996 to $41.5 million at September 30, 1997, including the sale of $62.3 million of assets into the securitization, along with accounts receivable and loans receivable growth of $23.7 million.

The proceeds of the securitization were utilized to pay down the bank line, resulting in a $40.5 million decrease in bank borrowing during the nine months ended September 30, 1997. Due to the growth in receivables, the balance due to factored clients increased $1.4 million from December 31, 1996 to September 30, 1997. Stockholders' equity increased $1.4 million, from $22.1 million at December 31, 1996 to $23.5 million at September 30, 1997 due to net income for the nine months ended September 30, 1997. The Company paid no dividends on its common stock for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the change in earning assets. Average net earning assets owned for the quarter ended September 30, 1997 of $35.9 million were 30% less than the comparable average net earning assets owned for the quarter ended September 30, 1996 of $51.0 million. The average balance on net earning assets included $11.2 million growth during the third quarter of 1997, which was offset by sales of assets into the securitization. The Company continues to explore methods of employing its capital base and expanding its portfolio through the expansion of its current product line, the acquisition or development of new products or lines and the addition of services related to the purchase or servicing of accounts receivable.

KBK maintains a $45.0 million multi-bank line of credit ("Credit Facility"), collateralized by loans and purchased accounts receivable. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility") and a $5.0 million "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. As of September 30, 1997, there was $17.5 million outstanding under the Revolving Facility and no balance outstanding under the "Over Advance" Facility. The Credit Facility provides for maximum borrowings of the lesser of (i) $45.0 million or (ii) the amount of a borrowing base (based upon a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $4.0 million in available credit under this line as of September 30, 1997. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire on May 31, 2000. Borrowings under the "Over Advance" Facility portion of the Credit Facility bear interest at the agent banks' prime rate plus 1.25% and expire on August 19, 1998; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK.

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

Thus, the Company is restricted in its ability to pay cash dividends or repurchase its common stock. The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends, rather it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November, 1995. Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions up to 500,850 shares (15% of the outstanding shares at September 30, 1997) at current market prices. During the third quarter of 1997, the Company purchased no shares. At September 30, 1997, an aggregate of 237,067 shares (net of 50,000 shares issued to the former Coastal shareholders under the earnout provision) of common stock had been placed in the treasury at a cost of $1.5 million, as a result of the Company's stock repurchase plan.

During the second quarter of 1997, KBK completed a securitization of its purchased receivable portfolio, in which a substantial portion of KBK's owned receivables were transferred into KBK Receivables Corporation, a newly created and wholly-owned subsidiary, also known as a Special Purpose Corporation ("SPC").

Under this structure, the SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The transfer of earning assets into the SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to generally accepted accounting principles ("GAAP"). The assets sold to the SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. The commercial paper conduit facility terminates on March 31, 2002. The committed level of the facility as of September 30, 1997 was $75.0 million, with remaining availability of $12.7 million.

The Company anticipates that portfolio growth in future periods will be funded primarily through the securitization. For asset growth not financed through the securitization, the Company anticipates the continued or increased use of the Credit Facility, although there can be no assurance that the Credit Facility banks will allow such increase in committed bank lines.

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



                                   KBK CAPITAL CORPORATION

Date   NOVEMBER 13, 1997           /s/ DEBORAH B. WILKINSON
                                       Deborah B. Wilkinson,
                                       Vice President and Controller
                                       (on behalf of the registrant and as chief
                                       accounting officer)