Form 10QSB/A
period 1997-03-31
KBK CAPITAL CORP
filed 1997-11-21
CIK 921559

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

      (a) Exhibits

            *10.1 - Receivables Purchase Agreement dated April 11, 1997 among KBK Receivables Corporation as Seller and KBK Financial, Inc. as initial Servicer and XYZ Corporation as Purchaser and State Street Boston Capital Corporation as Administrator and State Street Bank as Relationship Bank.

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

                                         KBK CAPITAL CORPORATION

Date  November 21, 1997                  /S/ DEBORAH B. WILKINSON
                                             Deborah B. Wilkinson
                                             Chief Accounting Officer