Form 10-K
period 1997-12-31
KBK CAPITAL CORP
filed 1998-03-27
CIK 921559

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-KSB


   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
   COMMON STOCK, .01 PAR VALUE             AMERICAN STOCK EXCHANGE
                                           PACIFIC STOCK EXCHANGE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                       NONE

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES   X     NO

CHECK IF DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB [ ]

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $15,191,038

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON MARCH 11, 1998, AS REPORTED ON THE AMERICAN STOCK EXCHANGE, WAS APPROXIMATELY $23,367,325. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 10% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

AS OF MARCH 11, 1998, THE REGISTRANT HAD OUTSTANDING 3,282,633 SHARES OF COMMON STOCK.

                        DOCUMENT INCORPORATED BY REFERENCE

  PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 1998 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 6, 1998, ARE INCORPORATED BY REFERENCE
                                  IN PART III.

                                      INDEX




                                                                     PAGE NUMBER
ITEM 1.          DESCRIPTION OF BUSINESS                                  3
                 PRODUCTS AND MARKETS                                     4
                 SOURCES OF CAPITAL                                       4
                 CLIENTS                                                  5
                 ACCOUNT DEBTORS                                          6
                 COMPETITION                                              7
                 GOVERNMENT REGULATION                                    7
                 EMPLOYEES                                                8
ITEM 1.          DESCRIPTION OF PROPERTY                                  8
ITEM 3.          LEGAL PROCEEDINGS                                        8
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9
ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS                                                  9
ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS                     10
ITEM 7.          FINANCIAL STATEMENTS                                     16
ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                      31
ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A) OF
                 THE EXCHANGE ACT                                         31
ITEM 10.         EXECUTIVE COMPENSATION                                   31
ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT                                           31
ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           31
ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K                         32
                 (A)      EXHIBITS                                        32
                 (B)      REPORT ON FORM 8-K                              32

                                      PART I

     CERTAIN OF THE STATEMENTS INCLUDED BELOW, INCLUDING THOSE REGARDING FUTURE FINANCIAL PERFORMANCE OR RESULTS OR THAT ARE NOT HISTORICAL FACTS, ARE OR CONTAIN "FORWARD-LOOKING" INFORMATION AS THAT TERM IS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE WORDS "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS THAT ANY SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND THAT SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO INDUSTRY CONDITIONS, GENERAL ECONOMIC CONDITIONS, INTEREST RATES, COMPETITION, ABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS GROWTH, AND OTHER FACTORS DISCUSSED OR INCLUDED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, THOSE ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS.


ITEM 1.  DESCRIPTION OF BUSINESS

     KBK Capital Corporation (the "Company") was incorporated in Delaware in 1992 to acquire its wholly owned subsidiary, KBK Financial, Inc. ("KBK"), a commercial financial institution. KBK, in operation since 1962, is principally engaged in providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of accounts receivable. KBK or its predecessors have been engaged in the purchase of accounts receivable for over thirty-five years. During 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of such receivables and inventory loans were transferred into KBK Receivables Corporation ("SPC"), a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors.

     Since 1992, KBK has expanded the existing Houston, Texas marketing office; established corporate, regional and national marketing headquarters in Fort Worth, Texas; moved the Houston operations center to Fort Worth; and opened a regional marketing office in San Antonio, Texas. Additionally, through the acquisition of Coastal Financial Resources, Inc. ("Coastal") in December of 1994, marketing offices were established in Lafayette and New Orleans, Louisiana giving expanded market coverage across the Gulf Coast. The office in Lafayette, Louisiana was consolidated into the New Orleans office at year end 1996. During 1996, the Company opened offices in Irvine, California (Los Angeles metropolitan area) and Santa Clara, California (San Jose/San Francisco metropolitan area).

     The Company's plan for continued growth in 1998 is based primarily on growth in earning assets from the markets currently served. In addition, the Company plans to open an office in St. Louis, Missouri during the second quarter of 1998. The focus of this office will be a market presence in the mid-west United States and continued marketing of KBK's Correspondent Banker Program(TM) to commercial banks. Such correspondent banks vary in background and are primarily located in Texas, California, Missouri and Louisiana. It is the Company's intention to expand this network nationwide. The Company has also announced the consolidation of its Irvine and Santa Clara offices into a new and expanded office in Pasadena, California. This expansion is expected to enhance the Company's ability to service the needs of its growing customer base in the California market.

     Unless otherwise noted, all references to the "Company" include KBK Capital Corporation, KBK, SPC and its predecessors. The principal executive offices of the Company are located at 301 Commerce Street, Suite 2200, Fort Worth, Texas 76102 and the telephone number is (817) 258-6000.


Products and Markets

     The Company's business is providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of accounts receivable. During 1997, the Company further expanded its product line to include a mezzanine product, which offers an attractive financing alternative for clients whose growth has outpaced their borrowing capacity from traditional senior debt sources. It is the Company's intention to offer a comprehensive product line of financing to commercial businesses in the middle-market in order to provide a single source of financing for these businesses. The Company may also generate fees and revenues through the cross selling of third party products to existing customers. These products include lease financing and structuring and brokering asset securitizations.

     As of March 1998, Dun & Bradstreet Market Place Information indicated that, nationwide, there are approximately 390,000 businesses with annual revenues in the $1 million to $50 million range whose industries the Company feels are appropriate to target as potential clients. The Company would like to deliver its products from marketing offices located in at least ten large metropolitan markets throughout the United States. The opening of offices in St. Louis, Missouri and the expansion of the California office are consistent with this strategy of growth.

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


Sources of Capital

     The Company's capital requirements generally increase proportionately to increases in earning assets. The method of funding the portfolio changed significantly during 1997 with the sale of assets into a securitization conduit. The Company funds its earning assets through its equity (which was $24.6 million at December 31, 1997, and $22.1 million at December 31, 1996), through the sale of assets and through borrowings from commercial banks under a revolving line of credit.

     KBK maintained a $55,000,000 multi-bank line of credit ("Credit Facility") which had $45,000,000 committed at December 31, 1997, and secured by substantially all of KBK's assets. The Credit Facility is comprised of a $40,000,000 Revolving Credit Facility ("Revolving Facility") and a $5,000,000 "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the banks' prime rate or LIBOR plus 1.75% at the election of KBK and mature on May 31, 2000. Borrowings under the Over Advance Facility portion of the Credit Facility bear interest at the banks' prime rate plus 1.25% and mature on August 19, 1998; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK. At December 31, 1996, $65,000,000 was committed with outstanding indebtedness of $58,000,000 ($14,000,000 at an interest rate of 8.25%, $21,000,000 at 6.93%, $16,500,000 at 7.04% and $6,500,000 at 7.18%). In April of
1997, proceeds of the sale of assets discussed above were used to reduce the bank indebtedness by $39 million. As of December 31, 1997, there was $21,000,000 outstanding under the Revolving Facility ($15,000,000 at an interest rate of 7.75%, and $6,000,000 at 7.66%) and there were $367,500 in letters of credit outstanding under this revolving line of credit. There were no amounts outstanding under the Over Advance Facility. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, an interest coverage ratio and restrictions on payments of dividends. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At December 31, 1997, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $2,500,000 in available credit under this line.

     Future sources of liquidity to fund growth in earning assets will come from increased sales of receivables, the issuance of unsecured and secured corporate debt obligations, preferred and common stock, as well as from traditional bank financing.


Clients

     The Company's client portfolio totaled 175 clients in eleven different states during 1997 compared to 174 clients in eleven states during 1996. During 1997, three clients made up more than 5% of total earning assets, or 16.6%, 10.9% and 5.7% of total receivables at year end 1997. The concentration in each of these clients is being reduced through the participation of loans or accounts receivable purchase facilities to other financial institutions. The Company requires Board approval of any client facility (loan and/or working capital facility) in excess of $3,000,000 of committed funds.

     The Company's general policy has been to limit its exposure in a single client to an amount which does not exceed the greater of the Company's allowance for credit losses ($1.9 million at December 31, 1997, and $1.6 million at December 31, 1996) or 20% of the Company's net worth ($4.9 million at December 31, 1997, and $4.4 million at December 31, 1996). The Company currently limits its credit exposure to any one client, net of participations to other financial institutions, to approximately 25% of capital, or $6 million after receiving approval from its Board of Directors. Based on facts and circumstances, exceptions are made to this policy, with Board approval, and there can be no assurance that the Company's exposure to a particular client at any time will not exceed such limits. At December 31, 1997, there was one client who exceeded this limitation. The largest client outstanding balance at December 31, 1997, was $7.6 million or 30.9% of net worth, as compared to $11.6 million or 52.4% of net worth at December 31, 1996. The Company is in the process of reducing the client concentration on this account to conform to its current concentration policy.

     The following table indicates the composition of the Company's total volume of purchased receivables under management by type of client business for the year ended December 31, 1997, as well as outstanding receivables under management by type of client business at December 31, 1997, and December 31, 1996, and the related percentages thereon. The Company purchased $534 million of receivables in 1997, or $119 million increase over the $415 million purchased in 1996.

                                             Gross                       Gross
                                           Purchased                   Purchased
                    Total                 Receivables                 Receivables
                  Volume of                  Under                       Under
                  Purchased               Management                   Management
                  Receivable              Outstanding                 Outstanding
                     for       Percent        at          Percent          at         Percent
  BUSINESS OF     THE YEAR       of        DECEMBER         of        DECEMBER 31,       of
     CLIENT         1997       TOTAL       31, 1997        TOTAL           1996        TOTAL
     ------         ----       -------     --------        -----           ----        -----
                                         (dollars in                  (dollars in
                                          thousands)                  thousands)
Energy
Related          $ 79,589        14.9%      $ 8,635          11.4%      $ 8,694          16.0%
Engineering &
Construction       87,184        16.3        12,408          16.4         9,596          17.0
Transportation     11,113         2.1         1,389           1.8         1,079           1.9
Manufacturing      43,513         8.1         6,167           8.2         3,747           6.7
Wholesale,
Retail Sales      105,120        19.7        13,837          18.4        13,030          23.4
Agriculture         5,372         1.0           286            .4           788           1.4
Environmental
Services              238          .1             0            .0           237            .4
Communications      7,890         1.5           886           1.2           494            .9
Services           71,254        13.4         7,158           9.5         6,482          11.7
Unclassified        5,288         1.0           118            .2         3,118           5.6
Pool Purchases*   116,961        21.9        24,499          32.5         8,320          15.0
                  -------        ----        ------          ----         -----          ----
      Total      $533,522       100.0%      $75,383         100.0%      $55,585         100.0%
                  =======       ======       ======         ======       ======         ======

---------------

*Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.


Account Debtors

     During 1997 and 1996, the accounts receivable under management underlying the Company's working capital facility portfolio represented 7,721 and 5,832 different debtor entities, respectively. The most significant concentration in 1997 was debtors in the wholesale and retail sales industry. This category of debtors made up 24% of the total balance of purchased receivables under management outstanding at December 31, 1997, as compared to 16% at December 31, 1996. Due to the Company's long established history in this industry, management does not feel this level of industry concentration is a significant negative concentration.

                    Total Volume     Gross Purchased    Gross Purchased                  Gross Purchased
                   of Receivables      Receivables         Receivables                     Receivables
                  Under Management   Under Management   Under Management                 Under Management
                   Purchased in         Percent of       Outstanding at     Percent of    Outstanding at    Percent of
ACCOUNT DEBTORS          1997              TOTAL        DECEMBER 31, 1997     Total      DECEMBER 31, 1996     TOTAL
---------------   ----------------   ----------------   -----------------   ----------   -----------------  ----------
Engineering &
Construction             $23,006            4.3               3,286             4.3             1,773           3.2%
Federal, State &
Local Govt.               13,199            2.5               1,332             1.8             1,687           3.0
Transportation            53,866           10.1               5,298             7.0             6,234          11.2
Manufacturing             31,643            5.9               3,509             4.7             7,513          13.5
Wholesale,
Retail Sales             119,860           22.5              17,860            23.7             8,717          15.7
Agriculture                2,762             .5                   7              .0               405            .7
Environmental
Services                   3,476             .7                 805             1.0                79            .1
Communications             5,369            1.0                 611              .8               119            .2
Services                  40,190            7.5               4,507             6.0             4,273           7.7
Unclassified              22,744            4.3               3,304             4.4             6,810          12.3
Pool Purchases*          116,961           21.9              24,499            32.5             8,320          15.0
Energy Related           100,446           18.8              10,365            13.8             9,655          17.4
                         -------           ----              ------            ----             -----          ----
        Totals          $533,522          100.0%            $75,383           100.0%          $55,585         100.0%
                        ========          ======            ========          ======          =======         ======

*Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

     During 1997 and 1996, no individual account debtor's total receivables purchased by the Company exceeded 5.0% of the total volume of receivables purchased during such year. Due to the constantly changing nature of the Company's clients and the changing volume and nature of receivables which clients may offer the Company for purchase, the receivables purchased from the Company's clients regularly result in the Company holding receivables from one account debtor which constitute 5% to 10% of outstanding receivables then held by the Company. There may also be times when a related group of debtors exceed such levels of concentration. These concentrations are in excess of the Company's allowance for credit losses and can be a significant percentage of the Company's net worth. This account debtor concentration exposes the Company to credit risk with respect to particular account debtors which could have a material effect on the Company's operations. Although specific exposure limits are set for each account, which at any time does not exceed 20% of the Company's net worth, exceptions are regularly made to this policy, and there can be no assurance that the Company's exposure to a particular account debtor (or group of affiliated account debtors) will not at any time exceed such percentage.


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


Government Regulation

     FEDERAL ASSIGNMENT OF CLAIMS ACT. In connection with certain of its clients whose account debtors include the United States or departments or agencies thereof (the "Federal Government"), certain receivables acquired by the Company are subject to the Federal Assignment of Claims Act ("FACA"). FACA provides that an assignment of a client's contractual claim for monies due from the Federal Government will be enforceable against the Federal Government by a third party assignee of such client only under limited circumstances. Certain aspects of the Company's purchases of receivables make compliance with FACA impractical or impossible, or make the protections afforded by FACA unavailable to the Company. As a result, the Company does not always comply with FACA when it purchases receivables where the Federal Government is the account debtor, causing all assignments of receivables purchased by the Company to which the Federal Government is the account debtor to be unenforceable by the Company as regards the Federal Government. Such failure to comply with FACA has no effect on the validity of assignment among the Company, the client and third parties other than the Federal Government. Non-compliance with FACA causes the Company to lose any right it may have to receive payments directly from the Federal Government or cause the Federal Government to acknowledge the Company's claim in such receivables. However, FACA does not limit the Company's ability to require its clients to direct payments made by the Federal Government to a lockbox controlled by the Company. The Federal Government also has significant rights of setoff in connection with its contractual payments. Typically, the Company can protect itself from certain rights of setoff by account debtors, either by pursuing its rights against clients for breach of representation regarding the absence of setoffs with respect to purchased receivables, or sending the account debtors a notice of assignment pursuant to the Uniform Commercial Code. In cases where the Federal Government is the account debtor, an assignee must comply with FACA in order to protect itself from such setoffs, thus the Company is unable to avail itself of such protection (other than by pursuing its rights against clients for breach of representations). The Federal Government has broad setoff rights, including setoffs for unpaid taxes and setoffs arising from other contracts between the client and the Federal Government. During 1997 and 1996, respectively, the Federal Government comprised 1.7% and 4.0% of the account debtors for the Company's total volume of purchased receivables under management. The Company has not experienced a disproportionate dilution rate with respect to such receivables compared to other of the Company's receivables.

     STATE USURY LAWS. Usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the loan of money. In the State of Texas (in which the Company's primary offices are presently located), state law prohibits creditors from contracting for, charging or receiving interest at a rate in excess of a varying index. For loans in which the interest rate is fixed, the usury ceiling is equal to the index preceding the week in which the contract is entered into. For varying rate loans, the index floats. Under the provisions of Texas law, the index may never exceed 24% per year (or, in the case of business purpose loans exceeding $250,000, 28% per year). If the amount of the index is less than 18% per year, the creditor may, nevertheless, charge interest at the rate of 18% per year. Because of the low interest rate environment, the Texas usury ceiling has, since early in 1985, prohibited a business creditor from contracting for, charging or receiving interest at a rate in excess of 18% per year. On June 16, 1995 the Legislature of the State of Texas passed House Bill 3101 effective August 28, 1995, resolving several issues related to the purchase of accounts receivable. Under the bill as enacted into law, an "account purchase transaction" is defined as an agreement in which a commercial enterprise sells accounts receivable at a discount with or without a related repurchase obligation. This law amended chapter one of the Consumer Credit Code to provide that the amount of any discount associated with the purchase or any fees paid to an account service provider are not interest. Also, the law provides that the parties' characterization of an account purchase transaction is conclusive that the transaction is not a loan.


Employees

     The Company had 62 full-time and four part-time employees at December 31, 1997, of whom six were employed in executive and administrative positions and seventeen (including one executive officer) were employed in marketing. None of the Company's employees are a party to any collective bargaining agreement, and the Company considers its relations with employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases its offices at each of its locations in Fort Worth, Houston and San Antonio, Texas, New Orleans, Louisiana, Pasadena, California, and St. Louis, Missouri under lease agreements expiring at various dates through 2004. The Company believes that its facilities are adequate to meet the Company's needs in these markets; however, office space may be expanded in the Fort Worth office, and space will be required at the location of any new marketing office opened by the Company.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation other than routine proceedings incidental to its business, and the Company does not expect that these proceedings will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since January 18, 1996, the Company's common stock has been traded on the American Stock Exchange and the Pacific Stock Exchange. Prior to that time, it was traded on the NASDAQ National Market System. At March 11, 1998, there were 48 holders of record of the Company's common stock. The Company has not paid or declared dividends on its common stock during the two most recent fiscal years and does not currently intend to pay cash dividends on its common stock in the foreseeable future. The Credit Facility of KBK effectively limits dividends to the Company. Under the terms of the Credit Facility, the limitation on dividends by KBK to the Company at December 31, 1997 was $1.6 million. The following table provides market data for the Company's common stock based on closing prices:


PER SHARE MARKET DATA


     Quarter                    1997                              1996
                                ----                              ----
                       HIGH             LOW              HIGH             LOW
                       ----             ---              ----             ---
     First            $ 5.06           $ 3.75           $ 7.50           $ 6.50
     Second             5.50             3.88             7.63             6.38
     Third              7.13             4.63             7.38             4.88
     Fourth            13.13             6.75             5.25             3.94

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING COMMENTARY PRESENTS MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN OF THE STATEMENTS INCLUDED BELOW, INCLUDING THOSE REGARDING FUTURE FINANCIAL PERFORMANCE OR RESULTS OR THAT ARE NOT HISTORICAL FACTS, ARE OR CONTAIN "FORWARD-LOOKING" INFORMATION AS THAT TERM IS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE WORDS "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS THAT ANY SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, INDUSTRY CONDITIONS, GENERAL ECONOMIC CONDITIONS, INTEREST RATES, COMPETITION, ABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS GROWTH, AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, THOSE ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THIS REVIEW SHOULD BE READ IN CONJUNCTION WITH INFORMATION PROVIDED IN THE FINANCIAL STATEMENTS, ACCOMPANYING NOTES AND SELECTED FINANCIAL DATA APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

     The Company, through its wholly owned subsidiaries KBK Financial, Inc. and KBK Receivables Corporation, is a commercial financial institution providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of their accounts receivable. During 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of such receivables and inventory loans were transferred into SPC, a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors.

     The Company's clients are typically businesses that are experiencing periods of rapid growth or some level of financial stress. Thus, the Company often relies primarily on the quality of the assets and account debtors of the client, rather than the financial condition of the client itself.

     In one product line of its working capital financings, the Company purchases accounts receivable for a negotiated price, usually less than their face amount, based upon the size, age and type of accounts being purchased, the quality of client documentation and the Company's judgment as to the payment history and creditworthiness of the account debtors. The Company generates revenue through a combination of Fixed and Variable Discounts which are negotiated on a client-by-client basis. Fixed discount income is recognized for financial accounting purposes in the month the related receivable is purchased. Variable discount income is recorded on an accrual basis over the period between the date the underlying receivable is purchased and the date the receivable is collected. The yield on purchased receivables during 1997 averaged 20.2%.

     In some cases, the Company purchases accounts receivable as a "pool" from its clients. These working capital financings generally involve clients with more financial stability, larger volumes of invoices to purchase, and more sophisticated management information and reporting systems. The Company deducts a discount from the face amount of the purchased invoices based upon the number of days between the purchase date and the date the underlying receivables are collected. The yield on "pool" receivables averaged 14.2% during 1997.

     Total purchased and "pool" receivables managed and owned as of December 31, 1997, increased to $76.8 million from $55.6 million as of December 31, 1996. Due to the $67.0 million sale of assets into the securitization conduit, outstanding accounts receivable decreased to $9.8 million at December 31, 1997.

     The Company also provides other types of financing to middle-market businesses, including, among other things, working capital and equipment loans at a negotiated spread over KBK's floating base rate. Consistent with its goal of being the single source of financing for its middle market clients, the Company has expanded its product line to include a mezzanine product. This product offers an attractive financing alternative for clients whose growth has outpaced their borrowing capacity from traditional senior debt sources.

     During 1997, the Company's managed and owned loans increased $8.6 million to approximately $36.0 million. Due to the $12.1 million sale of assets into the securitization conduit, outstanding loans decreased to $23.9 million at December 31, 1997. The Company's yield on outstanding loans during 1997 averaged 12.1%. Interest income from these loans accounted for 20.5% of total revenue for 1997 compared to 11.2% for 1996. Interest income and amounts outstanding under such facilities are expected to increase in 1998 due to the continuing demand for this type of financing. The Company believes that loans receivable subject the Company to less of the seasonality and volatility inherent in its purchased accounts receivable portfolio.

     In its secured commercial lending activities, the Company typically obtains an appraisal of the underlying collateral and extends credit based upon a negotiated percentage of the appraised collateral value. The maturity of these facilities generally does not exceed five years. The interest income on these loans is recognized on the accrual method. The interest rate charged on loans is based upon a negotiated spread over KBK's floating base rate and is payable monthly.

     In December 1994, the Company acquired Coastal Financial Resources, Inc., based in Abbeville, Louisiana, pursuant to a Purchase Agreement (the "Agreement") for 400,000 shares of Company stock valued at $1.3 million and up to 200,000 shares of the Company's common stock to be issued ratably in increments of 66,667 shares for 1995, 1996 and 1997. The additional shares would be issued if certain attributable earnings goals with respect to the acquired business were met in each of the three years. No shares were issued under the Agreement for 1995. During 1996, the Agreement was modified to include broader definitions of earning assets and revenue eligible for attributable earnings. Pursuant to the Agreement, 100,000 common shares were issued from treasury stock (50,000 in 1996 and 50,000 in 1997).

     The Company's plan for continued growth in 1998 is based primarily on growth in earning assets from the markets currently served. In addition, the Company plans to open an office in St. Louis, Missouri during the first quarter of 1998. The focus of this office will be a market presence in the mid-west United States and continued marketing of KBK's Correspondent Banker Program(TM) to commercial banks. Such correspondent banks vary in background and are primarily located in Texas, California, Missouri and Louisiana. It is the Company's intention to expand this network nationwide. The Company has also announced the consolidation of its Irvine and Santa Clara offices into a new and expanded office in Pasadena, California. This expansion move is expected to enhance the Company's ability to service the needs of its growing customer base in the California market.

     Continuing growth depends heavily on the Company's ability to evaluate, underwrite and process the financing requests from middle-market businesses. This may require the addition of experienced marketing, operations, support and executive staff, as well as additional funding resources to support new business and growth in earning assets.

RESULTS OF OPERATIONS ANALYSIS
1997 COMPARED TO 1996

                                YEAR ENDED             YEAR ENDED
                             DECEMBER 31, 1997      DECEMBER 31, 1996
                             ----------------------------------------------
                                       (dollars in thousands)
Average Net Earning Assets
     Managed And Owned     $  85,621                         50,941
     Owned                    46,582                         50,941

Total
revenue                       15,191     100%                12,201       100%
Interest expense               2,666      17%                 2,590        21%
Provision for credit
losses                           875       6%                   245         2%
Operating expenses             8,198      54%                 6,909        57%
Income
taxes                          1,388       9%                   906         7%
                             -----------------               -----------------
Net income                 $   2,064      14%                 1,551        13%
==============================================================================


     Average net earning assets under management increased 68.1% to $85.6 million for the year ended December 31, 1997, from $50.9 million for the year ended December 31, 1996. Reflecting the increase in assets, total revenue increased 24.5%, or $3.0 million, for the year ended December 31, 1997, from year ended December 31, 1996, total revenue of $12.2 million. Although largely offset by $34.7 million growth in average assets owned and managed, average net earning assets owned at year ended December 31, 1997 decreased $4.4 million from the year ended December 31, 1996, due to the assets sold into the securitization conduit. The sale of assets resulted in a $9.0 million adjustment to interest income and a $2.7 million adjustment to interest expense, which netted to $6.3 million in servicing spread income during the year ended December 31, 1997.

     Interest expense increased slightly to $2.7 million for the year ended December 31, 1997 compared with $2.6 million for the year ended December 31, 1996. Although average funded debt decreased from $34.7 million in 1996 to $31.2 million in 1997 due to significant financing through the securitization conduit, rising interest rates during the year generated the increase in interest expense. Interest expense improved to 17.5% of total revenue for 1997 from 21.2% of total revenue for 1996.

     The provision for credit losses was $875,000 for 1997 compared to $245,000 for 1996, representing a 257.1% increase. During 1997, the Company had charge-offs of $765,000 while recovering $210,000. Net charge-offs for 1997 of $555,000 and a provision of $875,000 for 1997 resulted in an allowance for credit losses of $1.9 million or 4.2% of gross receivables outstanding as of December 31, 1997 (3.4% of average receivables). During 1996, the Company had charge-offs of $404,000 while recovering $38,000, resulting in net charge-offs of $366,000. The Company's 1996 provision for credit losses of $245,000 brought the allowance for credit losses to $ 1.6 million, or 1.9% of gross receivables outstanding (2.7% of average receivables outstanding during December 31, 1996). The Company believes that the allowance for credit losses is adequate in light of the historical loss experience and the risk inherent in the earning asset portfolio at year-end 1997.

     Operating expenses increased $1.3 million, or 18.7%, to $8.2 million or 54.0% of total revenue for 1997 compared with $6.9 million or 57.0% of total revenue for 1996. This increase was primarily a result of increased salaries and benefits and other employment expenses of $886,000, related to support staff and management added in 1997 to support the Company's growth and increased business activity. Occupancy expenses increased $196,000, resulting primarily from increased lease expense associated with the expansion of the corporate offices. Also related to this expansion was a $242,000 increase in amortization and depreciation expense for 1997 due to the leasehold improvements and addition of fixed assets.

     Income taxes of $1.4 million for 1997 were 53.2% higher than the income taxes of $906,000 for 1996 due to higher pre-tax operating profits.

     As a result of the above, net income of the Company for 1997 increased $513,000, or 33.1%, to $2.1 million or 13.6% of total revenue, from $1.6 million or 12.7% of total revenue in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale. As a result of the assets sold into the securitization conduit, total average net earning assets decreased by $4.3 million, from $50.9 million in 1996 to $46.6 million in 1997. The Company continues to search for ways to employ its capital and to expand its portfolio through the expansion of its current product line, the addition of new product lines such as secured loan facilities, the acquisition or development of new products and the addition of services related to financing middle- market businesses.

     KBK maintained a $55 million, multi-bank line of credit ("Credit Facility") which had $21 million outstanding and $45 million committed at December 31, 1997, $37 million less than the $58 million outstanding at December 31, 1996. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility") and a $5.0 million "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. As of December 31, 1997, there was $21.0 million outstanding under the Revolving Facility and no balance outstanding under the Over Advance Facility. The Credit Facility provides for maximum borrowings of the lesser of (i) $45 million or (ii) the amount of a borrowing base (based on a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $2.5 million in available credit under this line as of December 31, 1997. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire on May 31, 2000. Borrowings under the Over Advance Facility portion of the Credit Facility bear interest at the agent banks' prime rate plus 1.25% and expire on August 19, 1998; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK.

     Borrowings under the Credit Facility are secured by all accounts receivable of KBK (including all accounts receivable purchased by KBK from its clients), all inventory of KBK now owned or acquired, all instruments, chattel paper, documents and general intangibles of KBK now owned or acquired, an assignment of all security interests, mortgages and liens securing the foregoing and all proceeds of the foregoing. The Credit Facility provides that KBK is permitted to contribute and sell, free of liens, and grant security interests in, accounts, chattel paper, instruments and general intangibles to SPC pursuant to the purchase and sale agreement. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, and an interest coverage ratio which requires that KBK's ratio of income before interest and taxes to interest expense, over the last four quarters, be no less than 1.5 to 1. Additionally, the Credit Facility restricts the payment of dividends in any fiscal year by KBK to the lesser of (i) KBK's after tax income for such fiscal year or (ii) 50.0% of the amount by which KBK's after tax income exceeds the cumulative amount of dividends permitted to be paid under such tests, but not so paid. Thus, KBK is effectively restricted in its ability to pay cash dividends to the Company. Under the terms of the Credit Facility, the limitation on dividends by KBK to the Company as of December 31, 1997, was $1.6 million.

     At year-end 1996, the Company was not in compliance with its borrowing base limitations. Concentrations in several of the Company's largest clients resulted in borrowings in excess of the eligible borrowing base by approximately $4 million. The Company received waivers for the technical default from the bank group and an amendment to the Credit Facility to allow for greater client concentration limits under the borrowing base. The Over Advance Facility amendment allowed up to $5 million in additional borrowing base limits, but did not increase the overall committed amount of the Facilities outstanding at year end 1996. Borrowings under the amended Credit Facility, to the extent of the expanded concentration limits in the borrowing base, bear interest at the banks' prime rate plus 1.5%. Due to the subsequent collections in purchased receivables through repayments occurring after year-end 1996, KBK possessed sufficient cash resources to fund new and existing facilities until the Credit Facility was amended. Future sources of liquidity to fund growth in earning assets will come from the sale of earning assets, the issuance of unsecured and secured corporate debt obligations, preferred and common stock, as well as from traditional bank financing.

     The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

     Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15% of the outstanding shares at year end 1997) of the Company's common stock at the current market price. At December 31, 1997, 205,167 shares of common stock had been placed in the treasury at a cost of $1.4 million (net of 100,000 shares issued to the former Coastal shareholders). All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

     The decrease in outstanding loans and accounts receivable purchased as of December 31, 1997, resulted from the sale of $79.1 million in loans and accounts receivable into the securitization conduit during 1997. The $66.7 million in proceeds from these sales were used for loan and accounts receivables fundings as well as a $37.0 million reduction in bank borrowings. During 1998, the Company plans to increase the assets sold to the conduit to $100 million as needed for funding asset growth.

     The Company expended $845,000 and $1.2 million on premises and equipment in 1997 and 1996, respectively, principally in connection with upgrades to its management information systems, computer equipment, office furniture and equipment, and leasehold improvements. The Company funded such expenditures from internally generated funds or borrowings under the Credit Facility. The Company plans to continue to enhance its management information systems for providing, tracking and supporting new products.


YEAR 2000

     The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the Year 2000, and may lead to significant business delays in the United States. The Company has considered the impact of Year 2000 issues on its computer systems and applications and has developed an action plan to be Year 2000 compliant. Based on analysis performed, the ultimate costs of addressing this issue are inestimable at this time; however, management does not believe these costs will have a material impact on the Company's future operations.

CHANGES IN FINANCIAL CONDITION

     Total assets decreased 37% to $56.4 million as of December 31, 1997. This decrease was the result of the sale of $66.7 million in assets into the securitization conduit, which was partially offset by additional fundings on accounts receivable and loans receivable during 1997. The Company's allowance for credit losses stood at $1.9 million on December 31, 1997, 4.2% of gross outstanding accounts receivable or 3.4% of average accounts receivable purchased. At year-end 1996, the allowance for credit losses was $1.6 million, 1.9% of gross outstanding accounts receivable or 2.7% of average accounts receivable purchased. Management believes that the Company's allowance for credit losses is adequate as of December 31, 1997 and 1996.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128 "Earnings per Share," which was required to be adopted for financial statements issued for annual or interim periods after December 15, 1997. The Company adopted this standard which requires a change in the presentation of earnings per share (EPS) to replace primary and fully diluted EPS with a presentation of basic and diluted EPS and to restate EPS for all periods presented. The adoption of SFAS 128 did not have a material impact on the Company's consolidated financial statements.

     In June 1996, the Financial Accounting Standards Board issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides authoritative guidance as to accounting and financial reporting for transfers and servicing of financial assets and extinguishment of liabilities. The adoption of this standard by the Company in 1997 did not have a material impact on the Company's consolidated financial statements.

                                     PART II

ITEM 7.  FINANCIAL STATEMENTS

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31
                                                                ----------------------------
                                                                    1997            1996
                                                                ------------    ------------
Earned discount income ......................................   $  3,777,299    $  9,777,834
Interest income - Loans .....................................      3,119,138       1,368,828
Servicing fees (note 2) .....................................      6,314,147             --
Other Income - Fees .........................................      1,980,454       1,054,669
                                                                ------------    ------------
      Total revenue .........................................     15,191,038      12,201,331
Interest expense ............................................      2,665,552       2,590,257
                                                                ------------    ------------
   Income after interest expense ............................     12,525,486       9,611,074
Provision for credit losses (note 4) ........................        875,000         245,000
                                                                ------------    ------------
Income after interest expense and provision for credit losses     11,650,486       9,366,074
Operating expenses:
   Salaries and employee benefits ...........................      4,431,018       3,545,033
   Amortization of intangible assets ........................        379,075         361,529
   Occupancy and equipment ..................................      1,285,128         846,542
   Professional fees ........................................        250,542         343,920
   Other ....................................................      1,852,314       1,811,713
                                                                ------------    ------------
   Total operating expenses .................................      8,198,077       6,908,737
                                                                ------------    ------------
Income before income taxes ..................................      3,452,409       2,457,337
Income tax expense (benefit):
   Federal (note 8):
      Current ...............................................      1,278,513         882,261
      Deferred ..............................................         (2,557)        (45,524)
   State ....................................................        111,973          69,358
                                                                ------------    ------------
         Total income taxes .................................      1,387,929         906,095
                                                                ------------    ------------
         Net income .........................................   $  2,064,480    $  1,551,242
=============================================================================================
Earnings per share - basic (note 9) .........................   $         .62   $         .47
Weighted-average common shares outstanding - basic (note 9) .       3,308,533       3,333,910
Earnings per share - diluted (note 9) .......................   $         .60   $         .45
Weighted-average common shares outstanding - diluted (note 9)       3,427,783       3,435,838
=============================================================================================

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31    December 31
                                                                                 1997            1996
                                                                             ------------    ------------
ASSETS
Cash .....................................................................   $  4,869,516    $  1,361,225

Accounts receivable, net (notes 4 and 6) .................................      9,778,292      55,584,786
Loans receivable, net (notes 4 and 6) ....................................     23,863,677      27,375,655
Retained interest in sold assets (note 2).................................     12,148,609            --
Less allowance for credit losses .........................................     (1,928,629)     (1,608,253)
                                                                             ------------    ------------
   Total receivables, net ................................................   $ 43,861,949      81,352,188
Premises and equipment, net of accumulated depreciation of $1,499,307
   and  $878,646 at December 31, 1997 and 1996,  respectively (note 5)          2,176,747       1,952,568
Intangible assets less accumulated amortization of $1,908,099 and
   $1,529,024 at December 31, 1997 and 1996, respectively (note 3) .......      3,875,072       3,710,397
Other assets (note 8) ....................................................      1,617,648       1,370,113
                                                                             ------------    ------------
   Total assets ..........................................................   $ 56,400,932    $ 89,746,491
                                                                             ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank line of credit (note 6) .............................................   $ 21,000,000    $ 58,000,000
Due to clients (note 7) ..................................................      9,814,897       8,245,544
Accounts payable and other liabilities ...................................        767,793       1,135,067
Income taxes payable .....................................................         11,307            --
Deferred revenue .........................................................        238,023         225,965
                                                                             ------------    ------------
         Total liabilities ...............................................     31,832,020      67,606,576
                                                                             ------------    ------------
Stockholders' equity (notes 10 and 11):
   Preferred stock, $.10 par value.  Authorized 100,000 shares;
      no shares issued and outstanding ...................................           --              --
   Common stock, $.01 par value.  Authorized
      10,000,000 shares; issued 3,547,200 shares and outstanding
      3,342,033 and 3,310,133 shares at December 31, 1997 and 1996 .......         35,472          35,472
   Additional paid-in capital ............................................     16,584,805      16,370,555
   Retained earnings .....................................................      9,301,001       7,236,521
   Treasury stock ........................................................     (1,352,366)     (1,502,633)
                                                                             ------------    ------------
   Total stockholders' equity ............................................     24,568,912      22,139,915
Commitments and contingencies (notes 3, 6, 10, 11, 12, 13) ...............           --              --
                                                                             ------------    ------------
   Total liabilities and stockholders' equity ............................   $ 56,400,932    $ 89,746,491
=========================================================================================================

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                 Common Stock              Additional                                    Total
                                   Shares                   paid-in       Retained      Treasury      stockholders'
                                 outstanding   Amount       capital       earnings        stock          equity
                                 -----------   ------       -------       --------        -----          ------
BALANCE AT DECEMBER 31, 1995 .    3,397,200    $35,472   $ 16,500,555    $5,685,279   $  (933,750)     $21,287,556
Purchase of stock for treasury
     (note 10) ...............     (137,067)      --             --            --        (886,383)
Issuance of common stock
     (note 3) ................       50,000       --         (130,000)         --         317,500          187,500

Net income for 1996 ..........         --         --             --       1,551,242          --          1,551,242
                                 ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996 .    3,310,133    $35,472   $ 16,370,555     7,236,521   $(1,502,633)     $22,139,915
Purchase of stock for
treasury

     (note 10) ...............      (18,100)      --             --            --        (179,233)
Issuance of common stock

     (note 3) ................       50,000       --          214,250          --         329,500          543,750

Net income for 1997 ..........         --         --             --       2,064,480          --          2,064,480
                                 ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 ...    3,342,033    $35,472   $ 16,584,805    $9,301,001   $(1,352,366)     $24,568,912
==================================================================================================================

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31
                                                                     ----------------------------
                                                                           1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income ......................................................   $  2,064,480    $  1,551,242
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization ...............................        999,736         739,901
     Provision for credit losses .................................        875,000         245,000
     Gain on sale of assets ......................................           --            (6,634)
     Decrease (increase) in accounts receivable, net .............     45,251,870     (15,612,727)
     Net increase in retained interest in sold assets ............    (12,434,923)           --
     Increase in other assets ....................................       (247,535)       (556,751)
     Increase in due to clients ..................................      1,569,353       1,028,382
     Increase (decrease) in accounts payable and other liabilities       (367,274)        656,366
     Increase in interest payable for the sold assets ............        286,314            --
     Increase (decrease) in income taxes payable .................         11,307        (228,878)
     Increase in deferred revenue ................................         12,058         225,965
                                                                     ------------    ------------
      Net cash provided by (used in) operating activities ........   $ 38,020,386    $(11,958,134)

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans receivable, net ..........................   $  3,511,978    $(21,229,546)
  Purchases of premise and equipment .............................       (844,840)     (1,246,091)
  Proceeds from sale of assets ...................................           --           160,410
                                                                     ------------    ------------
        Net cash provided by (used in) investing activities ......   $  2,667,138    $(22,315,227)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings from (prepayments to) the banks .................   $(37,000,000)   $ 25,000,000
  Repurchase of common stock .....................................       (179,233)       (886,383)
                                                                     ------------    ------------
        Net cash provided by (used in) financing activities ......   $(37,179,233)   $ 24,113,617

        Net increase (decrease) in cash ..........................      3,508,291     (10,159,744)
Cash at beginning of period ......................................      1,361,225      11,520,969
                                                                     ------------    ------------
Cash at end of period ............................................   $  4,869,516    $  1,361,225
=================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .......................   $  3,192,252    $  1,703,861
  Income taxes paid ..............................................   $    997,000    $  1,165,000
=================================================================================================

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements presented herein reflect consolidated statements for KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK") and KBK Receivables Corporation, ("SPC"). In June of 1994, the Company sold 949,500 shares of common stock in an initial public offering at a price to the public of $10.50 per share. Net proceeds from such sale were $8,626,033. On December 30, 1994, the Company acquired the stock of Coastal Financial Resources, Inc. ("Coastal"), for 400,000 shares of the Company's common stock in a transaction accounted for using the purchase method of accounting. Coastal was merged into KBK simultaneously with its acquisition. All material intercompany balances and transactions have been eliminated in consolidation.

     The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and to practices within the finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. The Company provides financial services through the extension of secured loans and the discounted purchase of accounts receivable.

EARNED DISCOUNT INCOME AND INTEREST INCOME

     Variable discount income from purchased receivables and interest income from loans receivable are recorded on an accrual basis in accordance with the terms of the agreements. Fixed discounts from accounts receivable are earned in the month in which the receivables are purchased. The financial result of this method of recognizing such fixed discounts does not differ materially from the accrual method utilized in recognizing variable discounts.

LOANS RECEIVABLE

     Loans receivable are recorded at cost, less the related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for credit losses through a charge to provision for credit loss expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. Prior periods have not been restated.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses represents the provision charged to operations, less accounts receivable or loans receivable charged off, net of recoveries. The allowance for credit losses is an amount which, in the judgment of management, is adequate to absorb the estimated losses from accounts receivable or loans receivable on the Company's books. The amount of credit loss provision is set with reference to the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based upon the Company's past credit loss experience, known and inherent risks in the receivables, adverse situations that may affect repayment, the potential for additional costs to perfect title to collateral and current and prospective economic situations.

     Management regularly reviews the portfolio of earning assets to identify accounts which have or may become collection problems. When any account becomes doubtful as to collection of discount or interest income, the account is placed on non-accrual status. Any discount or interest income accrued during the current year, but not received at the time its collectability becomes doubtful, is reversed in that year to the extent deemed uncollectable. Additional discounts and interest accrued in prior years which are subsequently determined to have doubtful collectability are charged to the allowance for credit losses. Payments of discount and interest income subsequently received on accounts or relationships classified as non-accrual are recognized as received. After an account relationship is placed on non-accrual status, no income is accrued until circumstances indicate that such income is collectable.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed primarily using the straight-line method over the useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

INTANGIBLE ASSETS

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through the operating cash flows of the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     The noncompetition agreement (note 3) is amortized on a straight-line basis over the life of the agreement. The agreement was extended an additional thirty-six months in the fourth quarter of 1995, its term now ending March 31, 2005.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company files a consolidated Federal income tax return and reflects a consolidated tax provision.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128 "Earnings per Share," which was required to be adopted for financial statements issued for annual or interim periods after December 15, 1997. The Company adopted this standard which requires a change in the presentation of earnings per share (EPS) to replace primary and fully diluted EPS with a presentation of basic and diluted EPS and to restate EPS for all periods presented. The adoption of SFAS 128 did not have a material impact on the Company's consolidated financial statements.

STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

IMPAIRMENT OF LONG-LIVED  ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable, retained interest in sold assets, due to clients, accounts payable and other liabilities approximates fair value because of the short maturity of these instruments. The carrying value of loans receivable approximates fair value because the loans are earning interest at floating rates which approximate rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk. The carrying value of the Company's bank debt approximates fair value because it bears interest at floating rates that are similar to current borrowing rates for loans of comparable maturity and credit risk and because of the short maturities of the LIBOR tranches of the line of credit.

RECLASSIFICATIONS

    Certain amounts in 1996 have been reclassified to conform with 1997 presentation.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

     In June 1996, the Financial Accounting Standards Board issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides authoritative guidance as to accounting and financial reporting for transfers and servicing of financial assets and extinguishment of liabilities. The adoption of this standard by the Company in 1997 did not have a material impact on the Company's consolidated financial statements.

(2)   SALE OF ASSETS

      In April of 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The nature of this sale is a "Revolving Period" sale where receivables are transferred at the inception and periodically (daily or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to GAAP. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. Neither a servicing asset or a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables. No gain or loss results from the sale of these receivables. Because the sold assets are moved "off-balance sheet," the financial statements of the Company are significantly impacted. A retained interest in the sold assets, in the amount of $12,148,609, remains on the consolidated balance sheet and represents amounts due from the conduit.

(3)  ACQUISITIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

     On December 30, 1994, the Company purchased 100% of the outstanding common stock of Coastal ("Acquisition") from its prior owners, pursuant to a stock exchange agreement. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets and liabilities based upon their estimated fair values as of the date of acquisition. At December 31, 1994, goodwill of $2,181,283 was recorded as a result of the Acquisition.

     During 1996, the purchase agreement (the "Agreement") related to the Coastal acquisition was amended to expand the definition of attributable earnings pursuant to the Agreement for purposes of determining the issuance of additional shares to former Coastal shareholders under an earnout provision of the Agreement. For the years ended December 31, 1997 and 1996, the criteria for the earnout provision were met, and 50,000 shares of common stock of the Company were issued each year from treasury shares to the former Coastal shareholders at an average cost of $6.59 and $6.35 per share in 1997 and 1996, respectively. This had the effect of increasing goodwill by $543,750 in 1997 and $187,500 in 1996.

     In 1992, the Company entered into a noncompetition agreement with the previous owners of KBK. The noncompetition agreement, originally effective for ten years subsequent to April 1, 1992, was amended to be effective through March 31, 2005. The consideration for the noncompetition agreement was $2,250,000 and was paid in twelve quarterly installments of $187,500 each. The final two of these installments were paid in the first quarter of 1995.

 (4) RECEIVABLES
     Receivables at December 31, 1997 and 1996 are summarized as follows:

                                              1997             1996
                                              ----             ----
      Accounts receivable               $  15,144,857     $ 55,584,786
           Less participation              (5,366,565)          ---
      Loans receivable                     30,612,240       30,839,703
           Less participation              (7,113,544)      (3,868,117)
      Employee advances                       364,981          404,069
      Retained interest in sold assets     12,148,609           ---
                                         ---------------   -------------
                                           45,790,578       82,960,441
      Less allowance for credit losses      1,928,629        1,608,253
                                         ---------------   -------------
                                        $  43,861,949     $ 81,352,188
                                         ===============   =============

     Accounts receivable are purchased from clients engaged in a variety of industries including, but not limited to, wholesale and retail, engineering and construction, energy, manufacturing, transportation, marketing and personnel-related companies. The two largest clients represent 16.6% and 10.9%, respectively, of total receivables or 30.9% and 20.4%, respectively, of equity at December 31, 1997. The Company has over 170 clients located in eleven states. At December 31, 1997, approximately 18.4% and 16.5% of the outstanding accounts receivable under management were purchased from clients in wholesale and retail related and engineering and construction related industries, respectively.

     The two largest debtors at December 31, 1997, had outstanding accounts receivable under management of $3.6 million and $1.8 million, which represented approximately 4.7% and 2.4%, respectively, of the total outstanding accounts receivables under management at that date.

     Accounts receivable generally have terms of 30 days and are normally collected within 30 to 60 days from the date of purchase. Loans receivable are secured by accounts receivable, inventory, and equipment, and generally guaranteed by the individual or corporate owners of the business.

     The following is an analysis of the activity in the allowance for credit losses:

                                     Years Ended December 31
                                       1997           1996
                                 -------------   -------------
Balance at beginning of period   $ 1,608,253     $1,729,171
Provision for credit losses          875,000        245,000
Charge-offs                         (764,884)      (404,166)
Recoveries                           210,260         38,248
                                 -------------   -------------
Balance at end of period         $ 1,928,629     $1,608,253


(5)  PREMISES AND EQUIPMENT
     Premises and equipment at December 31, 1997 and 1996 are summarized as follows:
                                                         Estimated  useful lives
                                                                  in years
                                      1997         1996
                                      ----         ----
Office equipment                $  3,018,806    $2,705,084           3-7
Automotive                            75,833        75,833             5
Leasehold improvements               581,415        50,297          2-10
                                     -------        ------
                                   3,676,054     2,831,214
Less accumulated depreciation      1,499,307       878,646
                                   ---------    ----------
                                $  2,176,747    $1,952,568
                                ============    ==========

(6)  BANK LINE OF CREDIT

     KBK maintained a $55,000,000 multi-bank line of credit ("Credit Facility') which had $45,000,000 committed at December 31, 1997, and secured by substantially all of KBK's assets. The Credit Facility is comprised of a $40,000,000 Revolving Credit Facility ("Revolving Facility") and a $5,000,000 "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the banks' prime rate or LIBOR plus 1.75% at the election of KBK and mature on May 31, 2000. Borrowings under the Over Advance Facility portion of the Credit Facility bear interest at the banks' prime rate plus 1.25% and mature on August 19, 1998; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK. At December 31, 1996, $65,000,000 was committed with outstanding indebtedness of $58,000,000 ($14,000,000 at an interest rate of 8.25%, $21,000,000 at 6.93%, $16,500,000 at 7.04% and
$6,500,000 at 7.18%). In April of 1997, proceeds of the sale of assets discussed above were used to reduce the bank indebtedness by $39 million. As of December 31, 1997, there was $21,000,000 outstanding under the Revolving Facility ($15,000,000 at an interest rate of 7.75%, and $6,000,000 at 7.66%) and there were $367,500 in letters of credit outstanding under this revolving line of credit. There were no amounts outstanding under the Over Advance Facility. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, an interest coverage ratio and restrictions on payments of dividends. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At December 31, 1997, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $2,500,000 in available credit under this line.

     The following is an analysis of the activity under the line of credit for the periods indicated:
                                         Years Ended December 31
                                         1997                1996
                                         ----                ----
Average amount outstanding         $  31,201,000       $  34,713,000
Maximum outstanding as of
     any month-end                 $  58,000,000       $  58,000,000
Weighted-average interest rate           7.5%                7.2%



(7)  DUE TO CLIENTS

     The Company typically pays less than the face value of the invoice at the time a receivable is purchased from a client. Upon collection of the purchased invoices, amounts collected in excess of discount income and the initial payment are remitted to clients. Such amounts may, in some instances, be applied to offset uncollected account balances due to clients' breach of representations or warranties.

(8)  INCOME TAXES

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                  1997           1996
                                                                  ----           ----
Deferred tax assets:
  Allowance for credit losses ..............................   $ 655,734    $ 546,806
Deferred tax liabilities:
  Premises and equipment, due to differences in depreciation    (140,813)    (119,561)
  Amortization of non-compete agreement ....................     (54,439)        --
                                                               ---------    ---------
  Net deferred tax asset ...................................   $ 460,482    $ 427,245

     No valuation allowance has been established for the deferred tax assets at December 31, 1997 or 1996 as management believes that realizability of such assets is more likely than not. The income tax expense was different than the amount computed by using the U.S. Federal income tax rate of 34.0% as a result of the following:

                                                       Years Ended December 31
                                                         1997            1996
                                                         ----            ----

Computed "expected" tax expense ..............       $1,173,819       $ 835,495
Nondeductible amortization ...................           51,683          44,401
State Income Tax, net ........................          137,046          45,776
Other, net ...................................           25,381         (19,577)
                                                     ----------       ---------
                                                     $1,387,929       $ 906,095

   (9)       EARNINGS PER SHARE

     Earnings per share has been calculated in conformity with SFAS No. 128 "Earnings Per Share" and all prior periods have been restated. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                    DECEMBER 31, 1997   DECEMBER 31, 1996
                                                   ------------------  ------------------
Net Income .........................................    $2,064,480          $1,551,242
                                                        ==========          ==========
Weighted average shares outstanding - basic ........     3,308,533           3,333,910
                                                        ==========          ==========
Earnings per share - basic .........................    $      .62          $      .47
                                                        ==========          ==========

Weighted average shares outstanding - basic ........     3,308,533           3,333,910
Effect of dilutive securities:
Assumed exercise of stock options and warrants .....       119,250             101,928
                                                        ----------          ----------
Weighted average shares outstanding - diluted ......     3,427,783           3,435,838
                                                        ==========          ==========
Earnings per share - diluted .......................    $      .60          $      .45
                                                        ==========          ==========

(10) STOCKHOLDERS' EQUITY

     In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. The warrants are exercisable at $5 per share and expire on February 25, 2005.

     In connection with the Company's initial public offering in June 1994, the Company sold 949,500 shares of common stock in an initial public offering at a price to the public of $10.50 per share. Net proceeds to the Company after underwriting, legal, accounting and other offering expenses were $8,626,000. As discussed in note 1, on December 30, 1994, the Company issued 400,000 shares of common stock in connection with the acquisition of Coastal. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company has acquired 205,167 shares of Treasury Stock at a cost of $1,352,000, net of 100,000 shares of stock issued to Coastal through December 31, 1997.

(11) STOCK OPTION PLANS

     In 1994, the stockholders approved the 1994 Stock Option Plan for the benefit of the employees and non-employee directors. Such plan replaced both plans previously adopted by the Board and the stockholders. This Plan authorizes the Company to grant incentive options or options which do not constitute incentive options and an automatic grant of options which do not constitute incentive options to non-employee directors. This Plan is administered by a committee appointed by the Board of Directors. The aggregate number of shares which may be issued under this plan shall not exceed 400,000 shares of common stock of the Company. Such options become exercisable ratably over five years from the date of grant and expire ten years from the grant date if not exercised.

     In 1996, the stockholders approved the 1996 Long-Term Incentive Plan for the benefit of employees, consultants and advisors of the Company. This Plan does not replace or affect the 1994 Stock Option Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. The Committee is authorized to grant to key employees, consultants and advisors of the Company and its subsidiaries and affiliates, awards in the form of stock options, performance shares, and restricted stock. In addition, the Committee will have the authority to grant other stock-based awards in the form of stock appreciation rights, restricted stock units, and stock unit awards. The types of awards and terms of their issuance will be determined by the Committee and specified in the option agreement evidencing the grant. A maximum of 325,000 shares of common stock may be issued under this Plan, with a 200,000 share limitation for any individual. The Plan will expire ten years from the effective date unless terminated earlier or extended by the Board of Directors.

     At December 31,1997, there were 276,500 shares available for grant under the two Stock Option Plans. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.05 and $4.00 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 39%, risk-free interest rate of 6%, and an expected life of 9 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below:
                                                     1997            1996
     Net income                  As reported    $2,064,000      $1,551,000
                                 Pro Forma      $2,025,000      $1,497,000
Net income per share - basic     As reported          $.62            $.47
                                 Pro Forma            $.61            $.45
Net income per share - diluted   As reported          $.60            $.45
                                 Pro Forma            $.59            $.44

     Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 10 years and compensation cost for options granted prior to January 1, 1996 is not considered.
     Stock option activity during the periods indicated is as follows:
                                                     Number
                                                       of       Weighted-Average
                                                     Shares       Exercise Price

Balance at December 31, 1995 ...................     198,500          $6.43
      Granted ..................................     188,000           6.31
      Exercised ................................        --             --
      Forfeited ................................     (57,000)          6.89
                                                   ----------         -----
Balance at December 31, 1996 ...................     329,500           6.28
      Granted ..................................     180,000           5.14
      Exercised ................................        --             --
      Forfeited ................................     (61,000)          5.08
                                                   ----------         -----
Balance at December 31, 1997                         448,500           5.86
                                                   ==========         =====

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                 Options Outstanding                Options Exercisable
                       ----------------------------------------------------------------------
                                  Weighted-Average
  Range of               Number      Remaining     Weighted-Average    Number    Weighted-Average
  Exercise            Outstanding  Contractual        Exercise       Exercisable    Exercise
   Prices             at 12/31/97      Life            Price         at 12/31/97     Price
$4.06 to $5.75          275,000        8.15 years      $5.09           69,800        $5.15
$6.00 to $7.25          145,000        7.49             6.72           70,600         6.60
$9.00                    28,500        5.53             9.00           25,500         9.00
                        -------                                       -------
$4.06 to $9.00          448,500        7.77             5.86          165,900         6.36
                        =======                                       =======

     At December 31, 1997 and 1996, the number of options exercisable was 165,900 and 123,600, respectively, and the weighted-average exercise price of those options was $6.36 and $6.37, respectively.


(12) COMMITMENTS

     The Company has several noncancelable operating leases for office space. Total rent expense incurred was $629,000 and $468,000, during 1997 and 1996. At December 31, 1997, future minimum payments on noncancelable operating leases are as follows:

     Year Ending
     DECEMBER 31
     -----------
        1998         $544,553
        1999          517,599
        2000          517,599
        2001          513,585
        2002          469,440
     Thereafter       315,946

(13) FINANCIAL OBLIGATIONS WITH OFF-BALANCE SHEET RISK

     The Company may have limited off-balance sheet risk due to agreements with clients. In certain circumstances, the Company may have a commitment to continue purchasing accounts receivable from a client during a 30-day notice period. A notice of termination of the agreement is required, under some conditions, before the agreement may be terminated.

     The Company's exposure to credit loss with respect to future purchases of accounts receivable, in the event of nonperformance by the other party, does not exceed the amounts to be considered for purchase. The Company uses its established credit policies to consider committing to purchase accounts receivable, and all future purchases of receivables are contingent on the individual clients maintaining specific credit and other standards at the time of the purchase funding. The Company has $367,500 of outstanding letters of credit at December 31, 1997.

     The Company's average receivable purchases in a 30-day period (considered to be the maximum future purchase commitment, although not a contractual obligation) pursuant to its normal business practice were approximately $44,500,000 and $34,600,000 for 1997 and 1996, respectively.

 (14)  INVESTMENT PLAN

     In 1996, the Company adopted a defined contribution plan ("the "Plan") that is a qualified plan under Section 401(k) of the Internal Revenue Code for the benefit of KBK employees. The Plan is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The Company may, at the discretion of the Board, annually elect to match some portion of employee contributions to this Plan. The Company currently matches 25% of every employee contribution subject to a 4% salary limit. The Company's contributions to the Plan totaled $21,000 for 1997and $20,000 for 1996.

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS

KBK CAPITAL CORPORATION:

We have audited the accompanying consolidated balance sheets of KBK Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBK Capital Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP
Fort Worth, Texas

January 23, 1998

KBK CAPITAL CORPORATION AND SUBSIDIARIES
QUARTERLY SUMMARY RESULTS (UNAUDITED)
(dollars in thousands except per share amounts)

                                               YTD                   1997                  YTD                   1996
                                              1997   4TH QTR  3RD QTR  2ND QTR  1ST QTR    1996   4TH QTR  3RD QTR  2ND QTR  1ST QTR
Average Net Earning Assets
  Managed and Owned ......................  $85,621  $96,218  $92,602  $81,368  $72,335  $50,941  $64,984  $51,043  $48,169  $39,566
Owned ....................................  $46,582  $35,017  $35,906  $43,070  $72,335  $50,941  $64,984  $51,043  $48,169  $39,566
                                            ========================================================================================

Revenue ..................................  $15,191  $ 4,108  $ 3,836  $ 3,648  $ 3,599  $12,201  $ 3,590  $ 3,070   $2,938  $ 2,603
Interest Expense .........................    2,666      460      506      610    1,090    2,590      939      676      567      408
Operating Expenses .......................    8,198    2,249    2,112    1,982    1,853    6,909    2,080    1,828    1,579    1,422
Operating profit .........................    4,327    1,399    1,218    1,056      656    2,702      571      566      792      773
  Provision for credit losses ............      875      300      300      200       75      245      100      105       10       30
Pretax Income ............................    3,452    1,099      918      856      581    2,457      471      461      782      743
  Taxes ..................................    1,388      435      367      354      233      906      181      179      267      279
Net Consolidated Income ..................  $ 2,064      664      551      502      348  $ 1,551      290      282      515      464
Earnings Per Share - basic ...............  $  0.62  $  0.20  $  0.17  $  0.15  $  0.11  $  0.47  $  0.09  $  0.09  $  0.15  $  0.14
Earnings Per Share - diluted .............  $  0.60  $  0.18  $  0.16  $  0.15  $  0.11  $  0.45  $  0.09  $  0.08  $  0.15  $  0.13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16( A)OF THE EXCHANGE ACT

     The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders, under the captions "Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders, under the captions "Compensation of Executive Officers" and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders, under the captions "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders, under the captions "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:

Exhibit Number
      3.1 --Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).
      3.2 --Bylaws of the Company and amendment thereto (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, Registration No. 33-89377).
      4.1 --Specimen Stock Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).
      4.2       --Form of Registration Rights Agreement between the
                Company and the parties named therein, as amended (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form
                SB-2, Registration No. 33-77378-D).
     10.1 --1992 Key Employee Stock Option Plan of the Company (terminated), and forms of stock option agreements and amendments thereto (incorporated by reference to Exhibit 10.1 to the Registrant's
                Registration Statement on Form SB-2, Registration No.
                33-77378-D).
     10.2 --1993 Non-Employee Director Stock Option Plan of the Company (terminated), and form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).
     10.3 --1994 Stock Option Plan of the Company, and forms of stock option agreements (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).
     10.4 --Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on form SB-2, Registration No.
                33-77378-D).
     10.5 --Stock Purchase Agreement dated as of April 2, 1992 among the Company, KBK, Inc. and R. Doyle Kelley (incorporated by reference to Exhibit 105 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).
     10.6 --Employment and Non-Competition Agreement dated April 7, 1992 between the Company and R. Doyle Kelley (incorporated by reference to Exhibit 10.6 to the Registrant's Registration statement on form SB-2, Registration No. 33-77378-D).
     10.7 documents (incorporated by reference to Exhibit 10.7 to the Registrant's registration Statement on form SB-2, Registration No. 33-77378-D).
     10.8 --Form of Warrants of the Company (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).
     10.9 --Stock Exchange Agreement among KBK Capital Corporation and Coastal, Inc. and the Owners of the outstanding capital stock of Coastal Financial Resources, Inc. dated as of December 30, 1994.
   *10.10 --Amended and Restated Letter Loan Agreement dated as of August 21, 1997 among KBK Financial, Inc., as borrower, and KBK Capital Corporation, as guarantor, and the Banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent.
     21.1 --Subsidiary of the Company (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).
     23.2      --Change of Control Employment Agreement.
*Filed herewith
+Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-KSB.

(b)    Report on form 8-K

The company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KBK CAPITAL CORPORATION
                                                              Registrant

Date:  March 27, 1998                           By /s/   JAY K. TURNER
                                                     Jay K. Turner, Executive
                                                     Vice President and Chief
                                                     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.



By /s/ ROBERT J. MCGEE         Chairman and Chief Executive       March 27, 1998
       (Robert J. McGee)       Officer

By /s/ JAY K. TURNER           Executive Vice President and Chief March 27, 1998
       (Jay K. Turner)         Financial Officer (Principal
                               Financial Officer)

By /s/ DEBORAH B. WILKINSON    Vice President and Controller      March 27, 1998
       (Deborah B. Wilkinson)  (Principal Accounting Officer)

By /s/ KENNETH H. JONES, JR.)  Vice Chairman and Director         March 27, 1998
       (Kenneth H. Jones, Jr.)

By /s/ THOMAS M. SIMMONS       Director                           March 27, 1998
       (Thomas M. Simmons)

By /s/ DANIEL R. FEEHAN        Director                           March 27, 1998
       (Daniel R. Feehan)

By /s/ THOMAS L. HEALEY        Director                           March 27, 1998
       (Thomas L. Healey)

By /s/ MARTHA V. LEONARD       Director                           March 27, 1998
       (Martha V. Leonard)


By /s/ R. EARL COX, III        Director                           March 27, 1998
       (R. Earl Cox, III)

By /s/ HARRIS A. KAFFIE        Director                           March 27, 1998
       (Harris A. Kaffie)