Form 10QSB
period 1998-03-31
KBK CAPITAL CORP
filed 1998-05-14
CIK 921559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                          3,282,633
                                      (SHARES OUTSTANDING AS OF MARCH 31, 1998)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES                   NO     X

================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended March 31, 1998

                                                                                     Page
                                                                                    Number

PART I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements

           Consolidated Balance Sheets at March 31, 1998 (unaudited) and
           December 31, 1997                                                          2

           Consolidated Statements of Income for the Three Months Ended March
           31, 1998 (unaudited) and March 31, 1997 (unaudited)                        3

           Consolidated Statements of Changes in Stockholders' Equity for the
           Year Ended December 31, 1997 and Three Months Ended March 31, 1998
           (unaudited)                                                                4

           Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 1998 (unaudited) and March 31, 1997 (unaudited)                  5

           Notes to Consolidated Financial Statements                               6-7


Item 2 -   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   7-11

PART II.   OTHER INFORMATION

Item 1 -   Legal Proceedings                                                         12

Item 6 -   Exhibits and Reports on Form 8-K                                          12

           Signatures                                                                12

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         Mar. 31, 1998     Dec. 31, 1997
                                                                         (unaudited)
                                                                         --------------------------------
                        Assets
Cash ................................................................   $  6,293,994          $  4,869,516
Accounts receivable, net ............................................     10,081,160             9,778,292
Loans receivable, net ...............................................     27,406,922            23,863,677
Retained interest in sold assets ....................................     10,122,438            12,148,609
Less allowance for credit losses ....................................     (1,959,268)           (1,928,629)
                                                                        ------------          ------------
     Total receivables, net .........................................     45,651,252            43,861,949
Premises and equipment, net of accumulated depreciation of
     $1,668,771 and $1,499,307 at March 31, 1998 and
     December 31, 1997, respectively ................................      2,093,787             2,176,747
Intangible assets, less accumulated amortization of $1,976,799
     and $1,908,099 at March 31, 1998 and ...........................      3,776,694             3,875,072
     December 31, 1997, respectively
Other assets ........................................................      1,734,852             1,617,648
                                                                        ------------          ------------
                                                                        $ 59,550,579          $ 56,400,932
                                                                        ============          ============

         Liabilities and Stockholders' Equity
Liabilities:
Bank line of credit .................................................   $ 24,000,000          $ 21,000,000
Due to clients ......................................................      9,782,167             9,814,897
Accounts payable and other liabilities ..............................        543,678               767,793
Income taxes payable ................................................        389,986                11,307
Deferred revenue ....................................................        321,893               238,023
                                                                        ------------          ------------
                  Total liabilities .................................     35,037,724            31,832,020
Stockholders' equity:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
     shares issued and outstanding ..................................           --                    --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     3,547,200 shares and outstanding 3,282,633 and 3,342,033
     at March 31, 1998 and December 31, 1997 ........................         35,472                35,472
Additional paid-in capital ..........................................     16,584,805            16,584,805
Retained earnings ...................................................     10,007,201             9,301,001
Treasury stock ......................................................     (2,114,623)           (1,352,366)
                                                                        ------------          ------------
                  Total stockholders' equity ........................     24,512,855            24,568,912
                                                                        ------------          ------------
                                                                        $ 59,550,579          $ 56,400,932
                                                                        ============          ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months     Three Months
                                                   Ended            Ended
                                               March 31, 1998   March 31, 1997
                                                 (unaudited)      (unaudited)
                                                -------------    -------------
Earned discount income .........................  $  492,101    $2,356,989
Interest income - Loans ........................     823,913       838,968
Servicing fees .................................   2,006,092          --
Other income - Fees ............................     775,138       403,078
                                                  ----------    ----------
          Total revenue ........................   4,097,244     3,599,035
Interest expense ...............................     491,292     1,090,264
                                                  ----------    ----------
          Income after interest expense ........   3,605,952     2,508,771
Provision for credit losses ....................     300,000        75,000
                                                  ----------    ----------
          Income after interest expense and
              provision for credit losses ......   3,305,952     2,433,771

Operating expenses:
          Salaries and employee benefits .......   1,177,158     1,000,769
          Amortization of intangible assets ....      98,378        94,382
          Occupancy and equipment ..............     359,105       298,767
          Professional fees ....................     114,723        46,983
          Other ................................     404,140       412,035
                                                  ----------    ----------
              Total operating expenses .........   2,153,504     1,852,936
                                                  ----------    ----------

              Income before income taxes .......   1,152,448       580,835
Income tax expense:
          Federal
              Current ..........................     377,101       201,257
              Deferred .........................        --            --
          State ................................      69,147        31,467
                                                  ----------    ----------
              Total income taxes ...............     446,248       232,724
                                                  ----------    ----------

              Net income .......................  $  706,200    $  348,111
                                                  ==========    ==========

              Net income per share-basic .......  $     0.21    $     0.11
                                                  ==========    ==========

              Net income per share-diluted .....  $     0.18    $     0.11
                                                  ==========    ==========

              Weighted-average common shares
                  outstanding-basic ............   3,318,328     3,310,133
                                                  ==========    ==========

              Weighted-average common shares
                  outstanding-diluted ..........   3,851,018     3,314,406
                                                  ==========    ==========

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1997
                AND THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)


                                                       COMMON STOCK
                                              ------------------------      ADDITIONAL                                     TOTAL
                                                  SHARES                    PAID-IN       RETAINED      TREASURY       STOCKHOLDERS'
                                               OUTSTANDING      AMOUNT      CAPITAL       EARNINGS        STOCK           EQUITY
                                              --------------  ----------- -------------  -----------   -----------     -------------
Balance, December 31, 1996 .................     3,310,133     $35,472    $16,370,555    $7,236,521    $(1,502,633)    $ 22,139,915
Purchase of stock for treasury .............       (18,100)       --             --            --         (179,233)        (179,233)
Issuance of common stock ...................        50,000        --          214,250          --          329,500          543,750
Net Income for 1997 ........................          --          --             --       2,064,480           --          2,064,480
                                                ----------     -------    -----------    ----------    -----------     ------------
Balance, December 31, 1997 .................     3,342,033      35,472     16,584,805     9,301,001     (1,352,366)      24,568,912
Purchase of stock for treasury .............       (59,400)       --             --            --         (762,257)        (762,257)
Net Income for 1998 ........................          --          --             --         706,200           --            706,200
                                                ==========     =======    ===========    ==========    ===========     ============
Balance, March 31, 1998 ....................     3,282,633     $35,472    $16,584,805    $ 10,007,20   $(2,114,623)    $ 24,512,855
                                                ==========     =======    ===========    ==========    ===========     ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months      Three Months
                                                                                  Ended             Ended
                                                                               Mar. 31, 1998     Mar. 31, 1997
                                                                                (unaudited)       (unaudited)
                                                                              --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...................................................................  $   706,200      $   348,111
Adjustments to reconcile net income to net cash provided by (used
        in) operating activities:
              Depreciation and amortization ..................................      283,243          227,499
              Provision for credit losses ....................................      300,000           75,000
              Decrease (increase) in acounts receivable, net .................     (572,229)       2,173,695
              Net increase (decrease) in retained interest in sold assets ....    1,965,412             --
              Decrease (increase) in other assets ............................     (117,204)         151,903
              Increase (decrease) in due to clients ..........................      (32,730)      (1,300,956)
              Increase (decrease) in accounts payable and other liabilitie ...     (224,115)          47,295
              Increase in interest payable for the sold assets ...............       60,759             --
              Increase (decrease) in income taxes payable ....................      378,679           26,128
              Increase in deferred revenue ...................................       83,870           41,017
                                                                                -----------      -----------
                      Net cash provided by (used in) operating activities ....    2,831,885        1,789,692

CASH FLOWS FROM INVESTING ACTIVITIES
              Net increase in loans receivable, net ..........................   (3,543,245)      (1,245,454)
              Purchase of premise and equipment ..............................     (101,905)        (251,386)
                                                                                -----------      -----------
                      Net cash used in investing activities ..................   (3,645,150)      (1,496,840)

CASH FLOWS FROM FINANCING ACTIVITIES
              Net borrowings from (repayments to) the banks ..................    3,000,000       (1,654,077)
              Repurchase of common stock .....................................     (762,257)            --
                                                                                -----------      -----------
                      Net cash provided by (used in) financing activities ....    2,237,743       (1,654,077)
                                                                                -----------      -----------
                      Net increase (decrease) in cash ........................    1,424,478       (1,361,225)
Cash at beginning of period ..................................................    4,869,516        1,361,225
                                                                                -----------      -----------
Cash at end of period ........................................................  $ 6,293,994      $      --
                                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc. ("KBK") and KBK Receivables Corporation ("SPC"), included herein, are unaudited for all periods ended March 31, 1998 and 1997. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1997 and 1996 which are included in the Company's annual report.


2. BANK LINE OF CREDIT. KBK maintains a $55.0 million multi-bank line of credit ("Credit Facility"), which had $45.0 million committed at March 31, 1998, and is secured by substantially all of KBK's assets. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility") and a $5.0 million "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the banks' prime rate or LIBOR plus 1.75% at the election of KBK and mature on May 31, 2000. Borrowings under the Over Advance Facility portion of the Credit Facility bear interest at the banks' prime rate plus 1.25% and mature on August 19, 1998; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK. As of March 31, 1998, there was $24.0 million outstanding under the Revolving Facility and there were $37,000 in letters of credit outstanding under this revolving line of credit. There were no amounts outstanding under the Over Advance Facility. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, an interest coverage ratio and restrictions on payments of dividends. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At March 31, 1998, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $3.8 million in available credit under this line.

3. STOCKHOLDERS' EQUITY. During the quarter ended March 31, 1998, the Company acquired 59,400 shares of its common stock in open market and private purchases pursuant to the Stock Repurchase Plan initiated in 1995. The Company has repurchased 264,567 net shares since the Repurchase Program was initiated.

4. SALE OF ASSETS. In April of 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The nature of this sale is a "Revolving Period" sale where receivables are transferred at the inception and periodically (daily or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to GAAP. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. Neither a servicing asset or a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables. No gain or loss results from the sale of these receivables. Because the sold assets are moved "off-balance sheet," the financial statements of the Company are significantly impacted. A retained interest in the sold assets, in the amount of $10,122,438 as of March 31, 1998 remains on the consolidated balance sheet and represents amounts due from the conduit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE FOLLOWING COMMENTARY PRESENTS MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED. CERTAIN OF THE STATEMENTS INCLUDED BELOW, INCLUDING THOSE REGARDING FUTURE FINANCIAL PERFORMANCE OR RESULTS OR THOSE THAT ARE NOT HISTORICAL FACTS, ARE OR CONTAIN "FORWARD-LOOKING" INFORMATION AS THAT TERM IS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE WORDS "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS THAT ANY SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, INDUSTRY CONDITIONS, GENERAL ECONOMIC CONDITIONS, INTEREST RATES, COMPETITION, ABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS GROWTH, AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, THOSE ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THOSE INDICATED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS. THIS REVIEW SHOULD BE READ IN CONJUNCTION WITH INFORMATION PROVIDED IN THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES APPEARING IN THIS REPORT AND THE AUDITED FINANCIAL STATEMENTS APPEARING IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997.

      The Company, through its wholly owned subsidiaries KBK Financial, Inc. ("KBK") and KBK Receivables Corporation ("SPC"), is a commercial financial institution providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of their accounts receivable. During 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of such receivables and inventory loans were transferred into SPC, a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors.

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

      The Company also provides other types of financing to middle-market businesses, including, among other things, working capital and equipment loans at a negotiated spread over KBK's floating base rate. Consistent with its goal of being the single source of financing for its middle-market clients, the Company has expanded its product line to include a mezzanine product. This product offers an attractive financing alternative for clients whose growth has outpaced their borrowing capacity from traditional senior debt sources.

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

      The Company's plan for continued growth in 1998 is based primarily on growth in earning assets from the markets currently served. In addition, the Company opened an office in St. Louis, Missouri during the first quarter of 1998. The focus of this office will be a market presence in the mid-west United States and continued marketing of KBK's Correspondent Banker Program(TM) to commercial banks. Such correspondent banks vary in background and are primarily located in Texas, California, Missouri and Louisiana. It is the Company's intention to expand this network nationwide. During March 1998, the Company consolidated its Irvine and Santa Clara offices into a new and expanded office in Pasadena, California. This expansion move is expected to enhance the Company's ability to service the needs of its growing customer base in the California market.

RESULTS OF OPERATIONS

        ANALYSIS OF FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

The following tables set forth the results of operations and certain other data of the Company for the first quarter of 1998 and the first quarter of 1997.

                                          Quarter Ended                Quarter Ended
                                         March 31, 1998               March 31, 1997
                                        ----------------------------------------------------
                                             (UNAUDITED)                          (UNAUDITED)
                                                        (dollars in thousands)

Average Net Earning Assets
     Managed and Owned                     $101,252                     $72,335
     Owned                                   37,698                      72,335
Total Revenue                                 4,097         100.0%        3,599       100.0%
Interest Expense                                491          12.0%        1,090        30.3%
Provision for Credit Losses                     300           7.3%           75         2.1%
Operating Expense                             2,154          52.6%        1,853        51.5%
Income Taxes                                    446          10.9%          233         6.4%
Net Income                                      706          17.2%          348         9.7%

Average net earning assets (managed and owned) increased 40% to $101.3 million for the quarter ended March 31, 1998 from $72.3 million for the quarter ended March 31, 1997. Reflecting the increase in assets, total revenue increased 14%, or $498,000 to $4.1 million for the quarter ended March 31, 1998 from the quarter ended March 31, 1997 total revenue of $3.6 million. Due to the assets sold into the securitization conduit during the first quarter of 1998, average net earning assets owned at the quarter ended March 31, 1998 decreased $34.6 million from the quarter ended March 31, 1997. The sale of assets resulted in a $3.1 million adjustment to interest income and a $1.1 million adjustment to interest expense, which netted to $2.0 million in servicing spread income during the quarter ended March 31, 1998.

Interest expense decreased 55% to $491,000 for the first quarter of 1998 compared with $1,090,000 for the first quarter of 1997. The sale of assets into the securitization conduit resulted in a decrease in average funded debt of $35.5 million from $57.4 million for the quarter ended March 31, 1997 to $21.9 million for the quarter ended March 31, 1998.

A provision for credit losses of $300,000 was recorded for the first quarter of 1998, compared to $75,000 for the first quarter of 1997. During the first quarter of 1998 the Company had net chargeoffs of $269,000 compared to $122,000 of net charge-offs for the first quarter of 1997. The allowance for credit losses at March 31, 1998 of $2.0 million represents 4.1% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 5.2% of average net earning assets owned for the quarter then ended. The allowance for credit losses at March 31, 1997 of $1.6 million represented 1.9% of total outstanding loans and accounts receivables and 2.2% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at March 31, 1998.

Operating expenses of $2.2 million for the three months ended March 31, 1998 increased $301,000, or 16%, compared with $1.9 million for the three months ended March 31, 1997. Employment related expense constituted $176,000 of the increase, due to increased staffing in the underwriting, operations and marketing departments of the Company. Occupancy expense increased $60,000 to $359,000 for the quarter ended March 31, 1998 compared to $299,000 for the quarter ended March 31, 1997, primarily related to the Company's growth resulting in additional occupancy and systems costs in the corporate offices. The Company's growth also generated a $68,000 increase in professional fees to $115,000 for the quarter ended March 31, 1998 compared to $47,000 for the quarter ended March 31, 1997.

Income taxes of $446,000 for the first quarter of 1998 were 91% greater than the $233,000 of income taxes for the first quarter of 1997, due to the 99% increase in income before taxes.

As a result of the foregoing, net income of the Company for the first quarter of 1998, increased to $706,000 from $348,000 for the first quarter of 1997.

CHANGES IN FINANCIAL CONDITION

Total assets increased 6% from $56.4 million at December 31, 1997 to $59.6 million at March 31, 1998. This increase is primarily related to the net change in accounts receivable and loans receivable during the quarter from $43.9 million at December 31, 1997 to $45.7 million at March 31, 1998. This increase in assets was funded by a $3.0 million increase in bank borrowing during the first quarter of 1998.

Stockholders' equity decreased $56,000, from $24.6 million at December 31, 1997 to $24.5 million at March 31, 1998 resulting from net income of $706,000 and treasury stock purchases of $762,000 during the quarter ended March 31, 1998. The Company paid no dividends on its common stock for quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale. As a result of the assets sold into the securitization conduit, total average net earning assets decreased by $34.6 million, from $72.3 million during the first quarter of 1997 to $37.7 million in the first quarter of 1998. The Company continues to search for ways to employ its capital and to expand its portfolio through the expansion of its current product line, the addition of new product lines such as secured loan facilities, the acquisition or development of new products and the addition of services related to financing middle-market businesses.

KBK maintains a $55.0 million, multi-bank line of credit ("Credit Facility") which had $45.0 million committed and $24.0 million outstanding at March 31, 1998, $3.0 million more than the $21 million outstanding at December 31, 1997. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility") and a $5.0 million "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. As of March 31, 1998, there was $24.0 million outstanding under the Revolving Facility and no balance outstanding under the Over Advance Facility. The Credit Facility provides for maximum borrowings of the lesser of
(i) $45.0 million or (ii) the amount of a borrowing base (based on a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $3.8 million in available credit under this line as of March 31, 1998. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire on May 31, 2000. Borrowings under the Over Advance Facility portion of the Credit Facility bear interest at the agent banks' prime rate plus 1.25% and expire on August 19, 1998; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK.

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

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15% of the outstanding shares at year end 1997) of the Company's common stock at the current market price. At March 31, 1998, 264,567 shares of common stock had been repurchased and placed in the treasury at a cost of $2.1 million (net of 100,000 shares issued to the former shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in 1994). All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

Future sources of liquidity to fund growth in earning assets will come from the sale of earning assets, the issuance of unsecured and secured corporate debt obligations, preferred and common stock, as well as from traditional bank financing.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 130 "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements.

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

                                            KBK CAPITAL CORPORATION

Date   MAY 14, 1998                        /s/ JAY K. TURNER
                                               Jay K. Turner,
                                               Executive Vice President and
                                               Chief Financial Officer