Form 10QSB
period 1998-06-30
KBK CAPITAL CORP
filed 1998-08-13
CIK 921559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
YES   X      NO

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                         3,274,033
                                        (SHARES OUTSTANDING AS OF JUNE 30, 1998)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES                     NO    X

==============================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended June 30, 1998


                                                                      Page
                                                                      Number


PART I. FINANCIAL INFORMATION

Item 1- Financial Statements

        Consolidated Balance Sheets at June 30, 1998 (unaudited)
        and December 31, 1997                                           2

        Consolidated Statements of Income for the Three Months
        Ended June 30, 1998 and 1997 (unaudited) and the Six
        Months Ended June 30, 1998 and 1997 (unaudited)                 3

        Consolidated Statements of Changes in Stockholders' Equity
        for the Year Ended December 31, 1997 and Six Months Ended
        June 30, 1998 (unaudited)                                       4

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)   5

        Notes to Consolidated Financial Statements                     6-7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      7-13

PART II. OTHER INFORMATION

Item 1- Legal Proceedings                                              14

Item 4- Submission of Matters to a Vote of Security Holders            14

Item 5- Other Information                                              14

Item 6- Exhibits and Reports on Form 8-K                               15

        Signatures                                                     15

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                   KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                                                   June 30, 1998       Dec. 31, 1997
                                                                                                     (unaudited)
                                                                                                   ---------------------------------
                                                 ASSETS
Cash .......................................................................................       $  2,144,118        $  4,869,516

Accounts receivable, net ...................................................................         14,569,967           9,778,292

Loans receivable, net ......................................................................         45,009,803          23,863,677

Retained interest in sold assets, net ......................................................         13,592,575          12,148,609

Less allowance for credit losses ...........................................................         (1,959,940)         (1,928,629)
                                                                                                   ---------------------------------
          Total receivables, net ...........................................................         71,212,405          43,861,949

Premises and equipment, net of accumulated depreciation of
          $1,860,762 and $1,499,307 at June 30, 1998 and
          December 31, 1997, respectively ..................................................          2,072,722           2,176,747
Intangible assets, less accumulated amortization of ........................................          2,075,177
          and $1,908,099 at June 30, 1998 and ..............................................          3,678,316           3,875,072
          December 31, 1997, respectively
Other assets ...............................................................................          1,830,988           1,617,648
                                                                                                   ---------------------------------
                                                                                                   $ 80,938,549        $ 56,400,932
                                                                                                   =================================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit ........................................................................       $ 38,400,000        $ 21,000,000
Commercial paper ...........................................................................          3,500,000                --
Due to clients .............................................................................         13,169,311           9,814,897
Accounts payable and other liabilities .....................................................            461,952             767,793
Income taxes payable .......................................................................               --                11,307
Deferred revenue ...........................................................................            317,445             238,023
                                                                                                   ---------------------------------
                    Total liabilities ......................................................         55,848,708          31,832,020
STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
          shares issued and outstanding ....................................................               --                  --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
          3,548,600 shares and outstanding 3,274,033 at June 30, 1998 and
          issued 3,547,200 shares and outstanding 3,342,033 at December 31, 1997 ...........             35,486              35,472
Additional paid-in capital .................................................................         16,594,591          16,584,805
Retained earnings ..........................................................................         10,724,387           9,301,001
Treasury stock .............................................................................         (2,264,623)         (1,352,366)
                                                                                                   ---------------------------------
                    Total stockholders' equity .............................................         25,089,841          24,568,912
                                                                                                   ---------------------------------
                                                                                                   $ 80,938,549        $ 56,400,932
                                                                                                   =================================

See accompanying notes to consolidated financial statements.

                   KBK CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS       THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                                       ENDED             ENDED             ENDED            ENDED
                                                                   JUNE 30, 1998     JUNE 30, 1997     JUNE 30, 1998   JUNE 30, 1997
                                                                    (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                                    -----------       -----------       -----------      -----------
Earned discount income .....................................        $  550,186        $  570,361        $1,042,297        $2,927,350
Interest income - Loans ....................................         1,100,156           724,623         1,924,069         1,563,591
Servicing fees .............................................         2,039,437         1,802,634         4,045,529         1,802,634
Other income - Fees ........................................           945,464           550,379         1,720,602           953,457
                                                                    ----------        ----------        ----------        ----------
        Total revenue ......................................         4,635,243         3,647,997         8,732,497         7,247,032
Interest expense ...........................................           678,638           609,668         1,169,930         1,699,932
                                                                    ----------        ----------        ----------        ----------
         Income after interest expense .....................         3,956,605         3,038,329         7,562,567         5,547,100
Provision for credit losses ................................           400,000           200,000           700,000           275,000
                                                                    ----------        ----------        ----------        ----------
         Income after interest expense and
             provision for credit losses ...................         3,556,605         2,838,329         6,862,567         5,272,100

Operating expenses:
    Salaries and employee benefits .........................         1,281,143         1,067,665         2,458,301         2,120,582
    Amortization of intangible assets ......................            98,378            94,897           196,756           189,279
    Occupancy and equipment ................................           368,871           314,348           727,976           613,115
    Professional fees ......................................            72,148            55,474           186,871           102,457
    Other ..................................................           540,504           450,098           944,644           809,985
                                                                    ----------        ----------        ----------        ----------
     Total operating expenses ..............................         2,361,044         1,982,482         4,514,548         3,835,418
                                                                    ----------        ----------        ----------        ----------

     Income before income taxes ............................         1,195,561           855,847         2,348,019         1,436,682
Income taxes:
    Federal ................................................           406,415           302,209           783,516           503,466
    State ..................................................            71,970            51,918           141,117            83,385
                                                                    ----------        ----------        ----------        ----------
     Total income taxes ....................................           478,385           354,127           924,633           586,851
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $  717,176        $  501,720        $1,423,386        $  849,831
                                                                    ==========        ==========        ==========        ==========

Net income per share-basic .................................        $     0.22        $     0.15        $     0.43        $     0.26
                                                                    ==========        ==========        ==========        ==========

Net income per share-diluted ...............................        $     0.19        $     0.15        $     0.37        $     0.26
                                                                    ==========        ==========        ==========        ==========

Weighted-average common shares
    outstanding-basic ......................................         3,274,033         3,310,133         3,296,058         3,310,133
                                                                    ==========        ==========        ==========        ==========

Weighted-average common shares
    outstanding-diluted ....................................         3,788,359         3,316,724         3,819,515         3,315,565
                                                                    ==========        ==========        ==========        ==========

See accompanying notes to consolidated financial statements.

                   KBK CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1997
                AND SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

                                                   Common Stock
                                          -------------------------    Additional                                          Total
                                              Shares                    paid-in         Retained        Treasury       stockholders'
                                            Outstanding   Amount        capital         earnings          stock           equity
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 1996 ..........      3,310,133      $35,472     $16,370,555     $ 7,236,521     $(1,502,633)     $ 22,139,915

Purchase of treasury stock ..........        (18,100)        --              --              --          (179,233)         (179,233)

Issuance of common stock ............         50,000         --           214,250            --           329,500           543,750

Net Income ..........................           --           --              --         2,064,480            --           2,064,480
                                           ----------------------------------------------------------------------------------------

Balance, December 31, 1997 ..........      3,342,033      $35,472     $16,584,805     $ 9,301,001     $(1,352,366)     $ 24,568,912

Purchase of treasury stock ..........        (69,400)        --              --              --          (912,257)         (912,257)

Issuance of common stock ............          1,400           14           9,786            --              --               9,800

Net Income ..........................           --           --              --         1,423,386            --           1,423,386

                                           ----------------------------------------------------------------------------------------
Balance, June 30, 1998 ..............      3,274,033      $35,486     $16,594,591     $10,724,387     $(2,264,623)     $ 25,089,841
                                           ========================================================================================

See accompanying notes to consolidated financial statements.

                   KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months     Six Months
                                                                        Ended          Ended
                                                                    June 30, 1998   June 30, 1997
                                                                     (unaudited)     (unaudited)
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ......................................................   $  1,423,386    $    849,831
Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
     Depreciation and amortization ..............................        571,705         469,830
     Provision for credit losses ................................        700,000         275,000
     Decrease (increase) in acounts receivable, net .............     (5,460,364)     46,166,581
     Net increase in retained interest in sold assets ...........     (1,518,326)    (15,253,094)
     Increase in other assets ...................................       (213,340)       (246,162)
     Increase in due to clients .................................      3,354,414       1,343,441
     Decrease in accounts payable and other liabilities .........       (305,841)       (372,955)
     Increase in interest payable for the sold assets ...........         74,360         193,289
     Increase (decrease) in income taxes payable ................        (11,307)        125,040
     Increase (decrease) in deferred revenue ....................         79,422         (59,417)
                                                                    ------------    ------------
              Net cash provided by (used in) operating activities     (1,305,891)     33,491,384

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase (decrease) in loans receivable, net ...........    (21,146,126)      3,848,722
     Purchase of premises and equipment .........................       (270,924)       (567,110)
                                                                    ------------    ------------
              Net cash provided by (used in) investing activities    (21,417,050)      3,281,612

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings from (repayments to) the banks ..............     17,400,000     (36,000,000)
     Increase in commercial paper ...............................      3,500,000            --
     Repurchase of common stock .................................       (912,257)           --
     Issuance of common stock ...................................          9,800            --
                                                                    ------------    ------------
              Net cash provided by (used in) financing activities     19,997,543     (36,000,000)
                                                                    ------------    ------------
              Net increase (decrease) in cash ...................     (2,725,398)        772,996
Cash at beginning of period .....................................      4,869,516       1,361,225
                                                                    ------------    ------------
Cash at end of period ...........................................   $  2,144,118    $  2,134,221
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc. ("KBK") and KBK Receivables Corporation ("SPC"), included herein, are unaudited for all periods ended June 30, 1998 and 1997. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1997 and 1996 which are included in the Company's 1997 annual report.

2. BANK LINE OF CREDIT. KBK maintains a $55.0 million multi-bank line of credit ("Credit Facility"), which had $45.0 million committed at June 30, 1998, and is secured by substantially all of KBK's assets. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility") and a $5.0 million "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $5.0 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. In May 1998, KBK renegotiated its bank loan agreement to include a $5.0 million bridge facility to allow the Company to finance certain mezzanine loans at the banks' prime rate plus 1.25%. This portion of the facility expires October 12, 1998 and is a sublimit under the total bank commitment. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the banks' prime rate or LIBOR plus 1.75% at the election of KBK and mature on May 31, 2000. Borrowings under the Over Advance Facility portion of the Credit Facility bear interest at the banks' prime rate plus 1.25% and mature on May 14, 1999; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK. As of June 30, 1998, there was $35.6 million outstanding under the Revolving Facility, $2.8 million outstanding under the Over Advance Facility, and there were $1.5 million in letters of credit outstanding under this revolving line of credit. There were no amounts outstanding under the mezzanine portion of the Credit Facility. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, an interest coverage ratio and restrictions on payments of dividends. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At June 30, 1998, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $6.3 million in available credit under this line.

3. STOCKHOLDERS' EQUITY. During the quarter ended June 30, 1998, the Company acquired 10,000 shares of its common stock in private purchases pursuant to the Stock Repurchase Plan initiated in 1995.

The Company has repurchased 274,567 net shares since the Repurchase Program was initiated. The Company issued 1,400 shares of its common stock in connection with the exercise of employee stock options per the terms of the Company's 1994 Stock Option Plan.

4. SALE OF ASSETS. In April 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The nature of this sale is a "Revolving Period" sale where receivables are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to GAAP. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. Neither a servicing asset or a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables. No gain or loss results from the sale of these receivables. Because the sold assets are moved "off-balance sheet," the financial statements of the Company are significantly impacted. A retained interest in the sold assets, in the amount of $13,592,575 as of June 30, 1998 remains on the consolidated balance sheet and represents amounts due from the conduit.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
THE FOLLOWING COMMENTARY PRESENTS MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED. CERTAIN OF THE STATEMENTS INCLUDED BELOW, INCLUDING THOSE REGARDING FUTURE FINANCIAL PERFORMANCE OR RESULTS OR THOSE THAT ARE NOT HISTORICAL FACTS, ARE, OR CONTAIN, "FORWARD-LOOKING" INFORMATION AS THAT TERM IS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE WORDS "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS THAT ANY SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, INDUSTRY CONDITIONS, GENERAL ECONOMIC CONDITIONS, INTEREST RATES, COMPETITION, ABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS GROWTH, AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, THOSE ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THOSE INDICATED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS. THIS NARRATIVE SHOULD BE READ IN CONJUNCTION WITH INFORMATION PROVIDED IN THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES APPEARING IN

THIS REPORT AND THE AUDITED FINANCIAL STATEMENTS APPEARING IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997.

     The Company, through its wholly owned subsidiaries, KBK and SPC, is a commercial financial institution providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of their accounts receivable. During 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of such receivables and inventory loans were transferred into SPC, a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors.
     The Company's clients are typically businesses that are experiencing periods of rapid growth. Thus, the Company often relies primarily on the quality of the assets and account debtors of the client, rather than the financial condition of the client itself.
     In one product line of its working capital financings, the Company purchases accounts receivable for a negotiated price, usually less than their face amount, based upon the size, age and type of accounts being purchased, the quality of client documentation and the Company's judgment as to the payment history and creditworthiness of the account debtors. The Company generates revenue through a combination of fixed and variable discounts which are negotiated on a client-by-client basis. Fixed discount income is recognized for financial accounting purposes in the month the related receivable is purchased. Variable discount income is recorded on an accrual basis over the period between the date the underlying receivable is purchased and the date the receivable is collected.
     In some cases, the Company purchases accounts receivable as a "pool" from its clients. These working capital financings generally involve clients with more financial stability, larger volumes of invoices to purchase, and more sophisticated management information and reporting systems. The Company deducts a discount from the face amount of the purchased invoices based upon the number of days between the purchase date and the date the underlying receivables are collected.
     The Company also provides other types of financing to middle-market businesses, including, among other things, working capital and equipment loans at a negotiated spread over KBK's floating base rate. Consistent with its goal of being the single source of financing for its middle-market clients, the Company has expanded its product line to include a mezzanine product. This product offers an attractive financing alternative for clients whose growth has outpaced their borrowing capacity from traditional senior debt sources.
     In its secured commercial lending activities, the Company typically obtains an appraisal of the underlying collateral and extends credit based upon a negotiated percentage of the appraised collateral value. The maturity of these facilities generally does not exceed five years. The interest income on these loans is recognized on the accrual method. The interest rate charged on loans is based upon a negotiated spread over KBK's floating base rate and is payable monthly.

     The Company also offers KBK's Correspondent Banker Program(TM) to commercial banks. Such correspondent banks vary in background and are primarily located in Texas, California, Missouri and Louisiana. It is the Company's intention to expand this network nationwide.

RESULTS OF OPERATIONS

      ANALYSIS OF SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

The following tables set forth the results of operations and certain other data of the Company for the second quarter of 1998 and the second quarter of 1997.



                                      Quarter Ended           Quarter Ended
                                      June 30, 1998           June 30, 1997
                                       (unaudited)             (unaudited)
                                 -----------------------------------------------
                                             (dollars in thousands)

Average Net Earning Assets
     Managed and Owned ............   $112,587              $81,307
     Owned ........................     45,943               43,050
Total Revenue .....................      4,635       100.0%   3,648       100.0%
Interest Expense ..................        679        14.6%     610        16.7%
Provision for Credit Losses .......        400         8.6%     200         5.5%
Operating Expense .................      2,361        50.9%   1,982        54.3%
Income Taxes ......................        478        10.3%     354         9.7%
Net Income ........................        717        15.5%     502        13.8%

Average net earning assets (managed and owned) increased 38% to $112.6 million for the quarter ended June 30, 1998 from $81.4 million for the quarter ended June 30, 1997. Reflecting the increase in assets, total revenue increased 27%, or $987,000 to $4.6 million for the quarter ended June 30, 1998 from the quarter ended June 30, 1997 total revenue of $3.6 million. Average net earning assets owned at the quarter ended June 30, 1998 increased $2.9 million from the quarter ended June 30, 1997. The sale of assets resulted in a $3.1 million adjustment to interest income and a $1.1 million adjustment to interest expense, which netted to $2.0 million in servicing spread income during the quarter ended June 30, 1998.

Interest expense increased 11% to $679,000 for the second quarter of 1998 compared with $610,000 for the second quarter of 1997. This increase resulted from the $2.4 million increase in average funded debt required to support the increase in net average earning assets.

A provision for credit losses of $400,000 was recorded for the second quarter of 1998, compared to $200,000 for the second quarter of 1997. During the second quarter of 1998 the Company had net chargeoffs of $399,000 compared to $40,000 of net recoveries for the second quarter of 1997. The increase in chargeoffs was due to final settlement of litigation related to a bankrupt client. The allowance for credit losses at June 30, 1998 of $2.0 million represents 2.7% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 4.4% of average net earning assets owned for the quarter then ended. The allowance for credit losses at June 30, 1997 of $1.8 million represented 3.8% of total outstanding loans and accounts receivables and 3.1% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1998.

Operating expenses of $2.4 million for the three months ended June 30, 1998 increased $379,000, or 19%, compared with $2.0 million for the three months ended June 30, 1997. Employment related expense constituted $213,000 of the increase, due to increased staffing in the underwriting, operations and marketing departments of the Company. Occupancy and equipment expense increased $55,000 to $369,000 for the quarter ended June 30, 1998 compared to $314,000 for the quarter ended June 30, 1997, primarily related to the Company's growth resulting in additional occupancy and systems costs in the corporate offices. The Company's growth also generated a $75,000 increase in marketing related expenses to $241,000 for the quarter ended June 30, 1998 compared to $166,000 for the quarter ended June 30, 1997.

Income taxes of $478,000 for the second quarter of 1998 were 35% greater than the $354,000 of income taxes for the second quarter of 1997, due to the 40% increase in income before taxes.

As a result of the foregoing, net income of the Company for the second quarter of 1998, increased to $717,000 from $502,000 for the second quarter of 1997.


      ANALYSIS OF SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      The following table sets forth the results of operations and certain other data of the Company for the six months ended June 30, 1998 and 1997.


                                         Six Months Ended    Six Months Ended
                                           June 30, 1998      June 30, 1997
                                            (UNAUDITED)        (UNAUDITED)
                                      -----------------------------------------
                                                (DOLLARS IN THOUSANDS)

Average Net Earning Assets
     Managed and Owned ............   $106,909                        $  76,831
     Owned ........................     41,810                           57,703
Total Revenue .....................      8,732       100.0%   7,247       100.0%
Interest Expense ..................      1,170        13.4%   1,700        23.5%
Provision for Credit Losses .......        700         8.0%     275         3.8%
Operating Expense .................      4,514        51.7%   3,835        52.9%
Income Taxes ......................        925        10.6%     587         8.1%
Net Income ........................      1,423        16.3%     850        11.7%

Average net earning assets (managed and owned) increased 39% to $106.9 million for the six months ended June 30, 1998 from $76.8 million for the six months ended June 30, 1997. Reflecting this increase in earning assets, total revenue increased 20%, or $1.5 million to $8.7 million for the six months ended June 30, 1998 compared to $7.2 for the same period in 1997. Although average net earning assets owned for the six months ended June 30, 1998 decreased by $15.9 million compared to the same period in 1997, the growth in average net earning assets owned and managed was $30.1 million, which was offset by the assets sold into the securitization conduit during the six months ended June 30, 1998.

Interest expense decreased 31% to $1.2 million for the six months ended June 30, 1998 from $1.7 million for the same period of 1997. This decrease is primarily due to a $16.6 million decrease in the average outstanding balance under the line of credit to $25.3 million for the six months ended June 30, 1998 from $41.9 million for the same period in 1997 resulting from the sale of assets into the securitization conduit beginning in April 1997.

A provision for credit losses of $700,000 was recorded for the six months ended June 30, 1998, as compared to $275,000 for the same period of 1997. During the six months ended June 30, 1998, the Company had net charge-offs of $669,000 compared to $82,000 of net charge-offs for the same period of 1997. The allowance for credit losses at June 30, 1998 of $2.0 million represents 2.7% of total outstanding loans and accounts receivables and 4.8% of average net earning assets owned for the six months then ended. The allowance for credit losses at June 30, 1997 of $1.8 million was 3.1% of average earning assets owned for the six months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1998.

Operating expense of $4.5 million for the six months ended June 30, 1998 increased $679,000, or 18%, compared with the $3.8 million for the same period of 1997. Employment related expense increased $338,000 to $2.5 million for the six months ended June 30, 1998 compared to $2.1 million for the same period of 1997. Most of this increase relates to the expansion of the marketing staff subsequent to the second quarter of 1997. Occupancy expense increased $115,000 to $728,000 for the six months ended June 30, 1998, from $613,000 for the same period of 1997 resulting primarily from the increased depreciation for equipment and systems required in the Fort Worth office. Other operating expenses increased $135,000 or 17% to $945,000 for the six months ended June 30, 1998 from $810,000 in the same period of 1997 due to the increased marketing expenses related to the Company's growth. This growth also generated an $85,000 increase in professional fees from $102,000 during the six months ended June 30, 1997 to $187,000 for the same period in 1998.

Income taxes of $925,000 for the six months ended June 30, 1998 were 58% more than the $587,000 of income taxes for the same period of 1997, due to the 63% increase in income before taxes for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

As a result of the foregoing, net income of the Company for the six months ended June 30, 1998 increased $574,000, or 68%, to $1,423,000 from $850,000 for the same period in 1997.


CHANGES IN FINANCIAL CONDITION

Total assets increased 43% from $56.4 million at December 31, 1997 to $80.9 million at June 30, 1998. This increase is primarily related to the net change in accounts receivable and loans receivable during the quarter from $43.9 million at December 31, 1997 to $71.2 million at June 30, 1998. This increase in assets was funded by a $17.4 million increase in bank borrowing and $3.5 million in commercial paper during the first six months of 1998.

Stockholders' equity increased $521,000, from $24.6 million at December 31, 1997 to $25.1 million at June 30, 1998 resulting from net income of $1.4 million and a reduction of $912,000 for treasury stock purchases during the six months ended June 30, 1998. The Company paid no dividends on its common stock for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale. As a result of the assets sold into the securitization conduit, total average net earning assets owned decreased $15.9 million, from $57.7 million during the first half of 1997 to $41.8 million in the first half of 1998, while average net earning assets managed and owned increased from $76.8 million to $106.9 million during the same period. The Company continues to search for ways to employ its capital and to expand its portfolio through the expansion of its current product line, the addition of new product lines such as secured loan facilities, the acquisition or development of new products and the addition of services related to financing middle-market businesses.

KBK maintains a $55.0 million, multi-bank line of credit ("Credit Facility") which had $45.0 million committed and $38.4 million outstanding at June 30, 1998, $17.4 million more than the $21 million outstanding at December 31, 1997. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility"), or a $5.0 million "Over Advance" Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits. The "Revolving Facility" includes $5,000,000 bridge facility for funding certain mezzanine loans at the banks' prime rate plus 1.25%. As of June 30, 1998, there was $35.6 million outstanding under the Revolving Facility, $2.8 million outstanding under the Over Advance Facility, and there were $1.5 million in letters of credit outstanding under this revolving line of credit. The Credit Facility provides for maximum borrowings of the lesser of (i) $45.0 million or (ii) the amount of a borrowing base (based on a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $6.3 million in available credit under this line as of June 30, 1998. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire on May 31, 2000. Borrowings under the Over Advance Facility portion of the Credit Facility bear interest at the agent banks' prime rate plus 1.25% and expire on May 14, 1999; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK.

Borrowings under the Credit Facility are secured by all accounts receivable of KBK (including all accounts receivable purchased by KBK from its clients) which are not sold to SPC, all notes receivable of KBK which are not sold to SPC, all inventory of KBK now owned or acquired, all instruments, chattel paper, documents and general intangibles of KBK now owned or acquired, an assignment of all security interests, mortgages and liens securing the foregoing and all proceeds of the foregoing. The Credit Facility provides that KBK is permitted to contribute and sell, free of liens, and grant security interests in, accounts, chattel paper, instruments and general intangibles to SPC pursuant to the purchase and sale agreement. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, and an interest coverage ratio which requires that KBK's ratio of income before interest and taxes to interest expense, over the last four quarters, be no less than 1.5 to 1. Additionally, the Credit Facility restricts the payment of dividends in any fiscal year by KBK to the lesser of (i) KBK's after tax income for such fiscal year or (ii) 50.0% of the amount by which KBK's after tax income exceeds the cumulative amount of dividends permitted to be paid under such tests, but not so paid.

Thus, KBK is effectively restricted in its ability to pay cash dividends to the Company. The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15% of the outstanding shares at year end 1997) of the Company's common stock. At June 30, 1998, 274,567 shares of common stock had been repurchased and placed in the treasury at a cost of $2.3 million (net of 100,000 shares issued to the former shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in 1994). All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

In May 1998, the Company reinstated its commercial paper program (CP Program). During the 19 year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company, however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates.

During the second quarter, KBK issued certificates aggregating $3.5 million to qualified investors. Each certificate carried a coupon rate of 10% per annum and currently matures on September 15, 1998.

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

The following items were submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on May 6, 1998. Of the total 3,282,633 outstanding and authorized voting shares, there were present by proxy or in person, 3,023,879 shares or 92% of the voting shares outstanding. The following issues were presented to the stockholders for approval.

      1.  To elect two directors to serve for a term of three years;
      2.  To approve the KBK Capital  Corporation 1998 Employee Stock Purchase
          Plan;
      3. To ratify the selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1998.

For Item 1, the following votes were cast for each of the nominees proposed by the Board of the Company.


                      SHARES         SHARES         SHARES         BROKER
     NOMINEE         VOTED FOR    VOTED AGAINST    WITHHELD       NON-VOTES
     -------         ---------    -------------    --------       ---------
Harris A. Kaffie     3,023,454         -0-             425           -0-
Thomas M. Simmons    3,023,479         -0-             400           -0-

In addition, the terms of Kenneth H. Jones, Jr., R. Earl Cox, III, Martha V. Leonard, Robert J. McGee, Daniel R. Feehan, and Thomas L. Healey as directors continued following the Annual Meeting.

For Item 2, shares voted FOR were 2,983,504 shares, 38,250 shares voted AGAINST, and 2,125 shares ABSTAINED. There were no broker non-votes.

For Item 3, shares voted FOR were 3,023,479 shares, 0 shares voted AGAINST, and 400 shares ABSTAINED.

All three items were approved pursuant to the Company's Articles of Incorporation and By-Laws.

ITEM 5  -  OTHER INFORMATION

      The Company's proxy statement on Schedule 14A dated April 6, 1998, contains disclosure regarding the Company's bylaw provisions requiring timely notice of a stockholder's proposal to be properly brought before the Company's 1999 annual meeting. As to any proposal that a stockholder intends to present to stockholders without inclusion in the Company's proxy statement for the Company's 1999 Annual Meeting of Stockholders, the proxies named in management's proxy for that meeting will be entitled to exercise their discretionary authority on that proposal by advising stockholders of such proposal and how they intend to exercise their discretion to vote on such matter, unless the stockholder making the proposal solicits proxies with respect to the proposal to the extent required by Rule 14a-(c)(2) under the Securities Exchange Act of 1934, as amended.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None
      (b)   Reports on Form 8-K

            None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    KBK CAPITAL CORPORATION



Date      AUGUST 14, 1998                     /s/ JAY K. TURNER
      ------------------------            ---------------------------------
                                                Jay K. Turner,
                                        Executive Vice President and Chief
                                               Financial Officer