Form 10QSB
period 1998-09-30
KBK CAPITAL CORP
filed 1998-10-23
CIK 921559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

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

YES  [X]        NO  [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK, $0.01 PAR VALUE                      3,244,033
                                  (SHARES OUTSTANDING AS OF SEPTEMBER 30, 1998)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES   [ ]               NO   [X]

==============================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended September 30, 1998


                                                                      PAGE
                                                                      NUMBER


PART I.  FINANCIAL INFORMATION

Item 1-  Financial Statements

         Consolidated Balance Sheets at September 30, 1998
         (unaudited) and December 31, 1997                                3

         Consolidated Statements of Income for the
         Three Months Ended September 30, 1998 and
         1997 (unaudited) and the Nine Months Ended
         September 30, 1998 and 1997 (unaudited)                          4

         Consolidated Statements of Changes in
         Stockholders' Equity for the Year
         Ended December 31, 1997 and Nine Months
         Ended September 30, 1998 (unaudited)                             5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and
         1997 (unaudited)                                                 6

         Notes to Consolidated Financial Statements                     7-8

Item 2-  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-14

PART II. OTHER INFORMATION

Item 1-  Legal Proceedings                                               15

Item 6-  Exhibits and Reports on Form 8-K                                15

         Signatures                                                      15

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                             SEPT. 30, 1998   DEC. 31, 1997
                                                               (UNAUDITED)
                                                           ----------------- ---------------
                           ASSETS
Cash .....................................................   $       --      $  4,869,516
Accounts receivable, net .................................      5,248,925       9,778,292
Loans receivable, net ....................................     56,877,762      23,863,677
Retained interest in sold assets, net ....................     13,001,986      12,148,609
Less allowance for credit losses .........................     (1,942,815)     (1,928,629)
                                                             ------------    ------------
     Total receivables, net ..............................     73,185,858      43,861,949

Premises and equipment, net of accumulated depreciation of
     $2,059,528 and $1,499,307 at September 30, 1998 and
     December 31, 1997, respectively .....................      2,056,448       2,176,747
Intangible assets, less accumulated amortization of
     $2,173,556 and $1,908,099 at September 30, 1998 and
     December 31, 1997, respectively......................      3,579,937       3,875,072
Other assets .............................................      3,757,938       1,617,648
                                                             ------------    ------------
        Total assets .....................................   $ 82,580,181    $ 56,400,932
                                                             ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Bank line of credit ......................................   $ 37,580,195    $ 21,000,000
Commercial paper .........................................      3,500,000            --
Due to clients ...........................................     15,448,761       9,814,897
Accounts payable and other liabilities ...................        312,982         767,793
Income taxes payable .....................................           --            11,307
Deferred revenue .........................................        232,840         238,023
                                                             ------------    ------------
        Total liabilities ................................     57,074,778      31,832,020

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000
     shares; no shares issued and outstanding ............           --              --
Common stock, $.01 par value. Authorized 10,000,000
     shares; issued  3,548,600 shares and outstanding
     3,244,033 at September 30,1998 and issued 3,547,200
     shares and outstanding 3,342,033 at December 31, 1997         35,486          35,472
Additional paid-in capital ...............................     16,594,591      16,584,805
Retained earnings ........................................     11,444,679       9,301,001
Treasury stock ...........................................     (2,569,353)     (1,352,366)
                                                             ------------    ------------
       Total stockholders' equity ........................     25,505,403      24,568,912
                                                             ------------    ------------
                                                             $ 82,580,181    $ 56,400,932
                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                             THREE MONTHS        THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                 ENDED               ENDED             ENDED              ENDED
                                            SEPT. 30, 1998       SEPT. 30, 1997    SEPT. 30, 1998     SEPT. 30, 1997
                                              (UNAUDITED)         (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                              -----------         ----------        -----------        -----------
Earned discount income ...............        $   336,003         $  335,836        $ 1,378,300        $ 3,263,185
Interest income - Loans ..............          1,446,892            795,340          3,370,961          2,368,987
Servicing fees .......................          1,851,287          2,219,520          5,896,816          4,022,154
Other income - Fees ..................            865,703            485,276          2,586,305          1,428,680
                                              -----------         ----------        -----------        -----------
     Total revenue ...................          4,499,885          3,835,972         13,232,382         11,083,006
Interest expense .....................            834,401            506,042          2,004,331          2,205,975
                                              -----------         ----------        -----------        -----------
     Income after interest expense ...          3,665,484          3,329,930         11,228,051          8,877,031
Provision for credit losses ..........            400,000            300,000          1,100,000            575,000
                                              -----------         ----------        -----------        -----------
     Income after interest expense and
         provision for credit losses .          3,265,484          3,029,930         10,128,051          8,302,031

Operating expenses:
     Salaries and employee benefits ..          1,263,409          1,126,608          3,721,710          3,247,194
     Amortization of intangible assets             98,379             94,898            295,135            284,177
     Occupancy and equipment .........            379,825            324,120          1,107,801            937,238
     Professional fees ...............             98,352             92,914            285,223            188,535
     Other ...........................            518,905            473,353          1,463,559          1,290,168
                                              -----------         ----------        -----------        -----------
       Total operating expenses ......          2,358,870          2,111,893          6,873,428          5,947,312
                                              -----------         ----------        -----------        -----------
       Income before income taxes ....            906,614            918,037          3,254,623          2,354,719
Income taxes:
     Federal .........................            308,246            312,084          1,091,762            815,550
     State ...........................           (121,934)            55,072             19,183            138,457
                                              -----------         ----------        -----------        -----------
       Total income taxes ............            186,312            367,156          1,110,945            954,007
                                              -----------         ----------        -----------        -----------
Net income ...........................        $   720,302         $  550,881        $ 2,143,678        $ 1,400,712
                                              ===========         ==========        ===========        ===========
Net income per share-basic ...........        $      0.22         $     0.17        $      0.65        $      0.42
                                              ===========         ==========        ===========        ===========
Net income per share-diluted .........        $      0.19         $     0.16        $      0.57        $      0.42
                                              ===========         ==========        ===========        ===========
Weighted-average common shares
    outstanding-basic ................          3,264,943          3,310,133          3,285,572          3,310,133
                                              ===========         ==========        ===========        ===========
Weighted-average common shares
    outstanding-diluted ..............          3,718,293          3,386,002          3,785,404          3,339,306
                                              ===========         ==========        ===========        ===========

          See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1997
              AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

                                      COMMON STOCK
                                -----------------------     ADDITIONAL                                           TOTAL
                                  SHARES                     PAID-IN          RETAINED       TREASURY        STOCKHOLDERS'
                                OUTSTANDING      AMOUNT       CAPITAL         EARNINGS         STOCK            EQUITY
                                ----------      -------     -----------     -----------     -----------      ------------
Balance, December 31, 1996       3,310,133      $35,472     $16,370,555     $ 7,236,521     $(1,502,633)     $ 22,139,915

Purchase of treasury stock         (18,100)        --              --              --          (179,233)         (179,233)

Issuance of common stock ..         50,000         --           214,250            --           329,500           543,750

Net Income ................           --           --              --         2,064,480            --           2,064,480
                                ----------      -------     -----------     -----------     -----------      ------------
Balance, December 31, 1997       3,342,033      $35,472     $16,584,805     $ 9,301,001     $(1,352,366)     $ 24,568,912
Purchase of treasury stock         (99,400)        --              --              --        (1,216,987)       (1,216,987)

Issuance of common stock ..          1,400           14           9,786            --              --               9,800

Net Income ................           --           --              --         2,143,678            --           2,143,678
                                ----------      -------     -----------     -----------     -----------      ------------
Balance, September 30, 1998      3,244,033      $35,486     $16,594,591     $11,444,679     $(2,569,353)     $ 25,505,403
                                ==========      =======     ===========     ===========     ===========      ============

          See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS      NINE MONTHS
                                                                    ENDED             ENDED
                                                                SEPT. 30, 1998    SEPT. 30, 1997
                                                                  (UNAUDITED)      (UNAUDITED)
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .................................................     $  2,143,678      $  1,400,712
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization ........................          868,850           720,396
      Provision for credit losses ..........................        1,100,000           575,000
      Decrease in accounts receivable, net .................        3,443,553        44,391,232
      Net increase in retained interest in sold assets .....         (927,737)       (9,993,044)
      Increase in other assets .............................       (2,140,290)         (273,556)
      Increase in due to clients ...........................        5,633,864         1,432,385
      Decrease in accounts payable and other liabilities ...         (454,811)         (348,679)
      Increase in interest payable for the sold assets .....           74,360           193,289
      Increase (decrease) in income taxes payable ..........          (11,307)           67,442
      Decrease in deferred revenue .........................           (5,183)          (31,145)
                                                                 ------------      ------------
         Net cash provided by operating activities .........        9,724,977        38,134,032

CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease (increase) in loans receivable, net .....      (33,014,085)        6,531,891
      Purchase of premises and equipment ...................         (453,416)         (731,422)
                                                                 ------------      ------------
         Net cash provided by (used in) investing activities      (33,467,501)        5,800,469

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings from (repayments to) the banks ........       16,580,195       (40,500,000)
      Increase in commercial paper .........................        3,500,000              --
      Repurchase of common stock ...........................       (1,216,987)             --
      Issuance of common stock .............................            9,800              --
                                                                 ------------      ------------
         Net cash provided by (used in) financing activities       18,873,008       (40,500,000)
                                                                 ------------      ------------
         Net increase (decrease) in cash ...................       (4,869,516)        3,434,501
Cash at beginning of period ................................        4,869,516         1,361,225
                                                                 ------------      ------------
Cash at end of period ......................................     $       --        $  4,795,726
                                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   KBK CAPITAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc. ("KBK") and KBK Receivables Corporation ("SPC"), included herein, are unaudited for all periods ended September 30, 1998 and 1997. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1997 and 1996 which are included in the Company's 1997 annual report.

2. OTHER ASSETS. During the quarter ended September 30, 1998, a significant receivable balance of the Company was deemed non-performing due to fraudulent invoices being sold to KBK. To potentially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity. Accordingly, the value of the ownership interest of this entity has been reclassed from non-performing assets to other assets as an equity investment in the new entity.

3. BANK LINE OF CREDIT. KBK maintains a $55.0 million multi-bank line of credit ("Credit Facility"), which had $50.0 million committed at September 30, 1998, and is secured by substantially all of KBK's assets. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility"), a $5.0 million Over Advance Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits, and a $5.0 million bridge facility for funding certain mezzanine loans. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $5.0 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or LIBOR plus 1.75%, at the election of KBK, and mature on May 31, 2000. Borrowings under the bridge facility and the Over Advance Facility portion of the Credit Facility bear interest at the agent banks' prime rate plus 1.25%. The bridge facility expires on December 12, 1998, and the Over Advance Facility matures on May 14, 1999; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK. As of September 30, 1998, there was $36.6 million outstanding under the Revolving Facility, $1.0 million outstanding under the Over Advance Facility, no balance outstanding under the bridge facility and there were $1.7 million in letters of credit outstanding under this revolving line of credit. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, an interest coverage ratio and restrictions on payments of dividends. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At September 30, 1998, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $9.9 million in available credit under this line.

4. STOCKHOLDERS' EQUITY. During the quarter ended September 30, 1998, the Company acquired 30,000 shares of its common stock in open market purchases pursuant to the Stock Repurchase Plan initiated in 1995. The Company has repurchased 304,567 net shares since the Repurchase Program was initiated.

5. SALE OF ASSETS. In April 1997, KBK completed a sale of its purchased receivable and inventory loan portfolio, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, a newly created and wholly-owned subsidiary, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit, potentially resulting in a substantial reduction in its funding costs. The nature of this sale is a "Revolving Period" sale where receivables are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale pursuant to GAAP. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives on-going revenue in the form of a servicing fee which is derived from the receipts generated from the transferred earning assets, less interest and fees paid to the commercial paper holders and the conduit facility sponsors. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables. No gain or loss results from the sale of these receivables. Because the sold assets are moved "off-balance sheet," the financial statements of the Company are significantly impacted. A retained interest in the sold assets, in the amount of $13,001,986 as of September 30, 1998, remains on the consolidated balance sheet and represents amounts due from the conduit.


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

      KBK Capital Corporation is the holding company for KBK Financial, Inc., an independent financial services company that provides a broad line of financial products and services to middle market commercial businesses with credit needs of less than $10 million. The Company was founded in 1962 as a factoring company for energy-related receivables in Texas. Factoring has served as the cornerstone of KBK's growth. In 1994, the Company began introducing new products in an effort to expand its client base and to meet the needs of its existing clients as their credit quality improves. These products include purchase revolvers, working capital loans, term loans, and mezzanine loans.

      In 1997, the Company established a secured credit facility through a conduit commercial paper issuer to diversify its funding sources and reduce its cost of capital. Under this arrangement, KBK sells certain receivables and certain inventory loans to the conduit on a non-recourse basis; such assets are pooled with similar types of assets acquired by the conduit from other unaffiliated companies and serve as collateral for revolving commercial paper issuances. KBK continues to manage and service the assets sold by KBK to the conduit in exchange for a fee based on the balance of such assets. The financing provided by this facility is off-balance sheet and the Company realizes no gain on transfer of the assets to the conduit. Servicing income is credited as received. The Company believes that the conduit facility will enable it to significantly expand its owned and managed portfolio while simultaneously minimizing its balance sheet leverage.

      KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations which drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in eleven states and are engaged in a range of businesses, including energy-related, manufacturing, wholesale and retail distribution, and other businesses.

      KBK's growth strategies include increasing market penetration and expanding its market presence, extending its product line and opportunistically pursuing strategic acquisitions and partnerships which will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

The following tables set forth the results of operations and certain other data of the Company for the third quarter of 1998 and the third quarter of 1997.


                                 QUARTER ENDED               QUARTER ENDED
                               SEPTEMBER 30, 1998          SEPTEMBER 30, 1997
                                  (UNAUDITED)                 (UNAUDITED)
                               --------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)

Average Net Earning Assets
     Managed and Owned .........   $122,811                   $  92,602
     Owned .....................     50,845                      35,906
Total Revenue ..................      4,500         100.0%        3,836         100.0%
Interest Expense ...............        835          18.6%          506          13.2%
Provision for Credit Losses ....        400           8.9%          300           7.8%
Operating Expense ..............      2,359          52.4%        2,112          55.1%
Income Taxes ...................        186           4.1%          367           9.5%
Net Income .....................        720          16.0%          551          14.4%


Average net earning assets (managed and owned) increased 32.6% to $122.8 million for the quarter ended September 30, 1998 from $92.6 million for the quarter ended September 30, 1997. Reflecting the increase in assets, total revenue increased 17.3%, or $664,000, to $4.5 million for the quarter ended September 30, 1998 from $3.8 million for the quarter ended September 30, 1997. Average net earning assets owned at the quarter ended September 30, 1998 increased $15.0 million from the quarter ended September 30, 1997.

Interest expense increased 65.0% to $835,000 for the third quarter of 1998 compared with $506,000 for the third quarter of 1997. This increase resulted from the $16.3 million increase in average funded debt required to support the increase in net average earning assets.

A provision for credit losses of $400,000 was recorded for the third quarter of 1998, compared to $300,000 for the third quarter of 1997. During the third quarter of 1998 the Company had net chargeoffs of $417,000 compared to $258,000 of net chargeoffs for the third quarter of 1997. The increase in chargeoffs resulted from final resolution of several nonperforming relationships. The allowance for credit losses at September 30, 1998 of $1.9 million represents 2.6% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 3.8% of average net earning assets owned for the quarter then ended. The allowance for credit losses at September 30, 1997 of $1.8 million represented 4.4% of total outstanding loans and accounts receivable and 5.1% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at September 30, 1998.

Operating expenses of $2.4 million for the three months ended September 30, 1998 increased $247,000, or 11.7% compared with $2.1 million for the three months ended September 30, 1997. Employment related expense constituted $137,000 of the increase, due to additional executive management hired in 1998. Occupancy and equipment expense increased $56,000 to $380,000 for the quarter ended September 30, 1998 compared to $324,000 for the quarter ended September 30, 1997, primarily related to the Company's growth resulting in additional occupancy and systems costs in the corporate offices. The Company's growth also generated a $52,000 increase in marketing related expenses to $247,000 for the quarter ended September 30, 1998 compared to $195,000 for the quarter ended September 30, 1997.

Income taxes of $186,000 for the third quarter of 1998 were 49.3% less than the $367,000 of income taxes for the third quarter of 1997, due primarily to a state tax adjustment recorded in the third quarter of 1998 relative to the tax effect of the sale of assets into the securitization conduit.

As a result of the foregoing, net income of the Company for the third quarter of 1998 increased to $720,000 from $551,000 for the third quarter of 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      The following table sets forth the results of operations and certain other data of the Company for the nine months ended September 30, 1998 and 1997.

                               NINE MONTHS ENDED           NINE MONTHS ENDED
                               SEPTEMBER 30, 1998          SEPTEMBER 30, 1997
                                  (UNAUDITED)                 (UNAUDITED)
                               --------------------------------------------------------
                                           (DOLLARS IN THOUSANDS)
Average Net Earning Assets
     Managed and Owned .........   $112,142                   $  82,088
     Owned .....................     44,753                      50,437
Total Revenue ..................     13,232         100.0%       11,083         100.0%
Interest Expense ...............      2,004          15.1%        2,206          19.9%
Provision for Credit Losses ....      1,100           8.3%          575           5.2%
Operating Expense ..............      6,873          52.0%        5,947          53.7%
Income Taxes ...................      1,111           8.4%          954           8.6%
Net Income .....................      2,144          16.2%        1,401          12.6%


Average net earning assets (managed and owned) increased 36.6% to $112.1 million for the nine months ended September 30, 1998 from $82.1 million for the nine months ended September 30, 1997. Reflecting this increase in earning assets, total revenue increased 19.4%, or $2.1 million, to $13.2 million for the nine months ended September 30, 1998 compared to $11.1 million for the same period in 1997. Although the growth in average net earning assets owned and managed was $30.1 million, average net earning assets owned for the nine months ended September 30, 1998 decreased by $5.7 million compared to the same period in 1997, due to the assets sold into the conduit facility during the nine months ended September 30, 1998.

Interest expense decreased 9.2% to $2.0 million for the nine months ended September 30, 1998 from $2.2 million for the same period of 1997. This decrease is primarily due to a $6.9 million decrease in the average outstanding balance under the Credit Facility to $28.1 million for the nine months ended September 30, 1998 from $35.0 million for the same period in 1997 resulting from the sale of assets into the conduit facility beginning in April 1997.

A provision for credit losses of $1.1 million was recorded for the nine months ended September 30, 1998, as compared to $575,000 for the same period of 1997. The increased provision resulted from the final resolution of several nonperforming relationships which were charged off during 1998. During the nine months ended September 30, 1998, the Company had net charge-offs of $1.1 million compared to $340,000 of net charge-offs for the same period of 1997. The allowance for credit losses at September 30, 1998 of $1.9 million represents 2.6% of total outstanding loans and accounts receivable and 4.3% of average net earning assets owned for the nine months then ended. The allowance for credit losses at September 30, 1997 of $1.8 million was 4.4% of total outstanding loans and accounts receivable and 3.7% of average net earning assets owned for the nine months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at September 30, 1998.

Operating expenses of $6.9 million for the nine months ended September 30, 1998 increased $926,000, or 15.6%, compared with $5.9 million for the same period of 1997. Employment related expense increased $475,000 to $3.7 million for the nine months ended September 30, 1998 compared to $3.2 million for the same period of 1997. This increase is primarily attributable to the addition of executive management and marketing staff during 1998. Occupancy expense increased $171,000 to $1.1 million for the nine months ended September 30, 1998, from $937,000 for the same period of 1997 resulting primarily from the increased depreciation for equipment and systems required in the Fort Worth office. Other operating expenses increased $173,000 or 13.4% to $1.5 million for the nine months ended September 30, 1998 from $1.3 million in the same period of 1997 due to the increased marketing expenses related to the Company's growth. This growth also generated a $97,000 increase in professional fees from $189,000 during the nine months ended September 30, 1997 to $285,000 for the same period in 1998.

Income taxes of $1.1 million for the nine months ended September 30, 1998 were 16.5% more than the $954,000 of income taxes for the same period of 1997, even though income before taxes for the nine months ended September 30, 1998 increased 38.2% compared to the nine months ended September 30, 1997. A 33.9% increase in federal income taxes was offset by a 86.1% decrease in state income taxes due primarily to a state tax adjustment recorded in the third quarter of 1998 relative to the tax effect of the sale of assets into the conduit facility.

As a result of the foregoing, net income of the Company for the nine months ended September 30, 1998 increased $743,000, or 53.0%, to $2.1 million from $1.4 million for the same period in 1997.


CHANGES IN FINANCIAL CONDITION

Total assets increased 46% from $56.4 million at December 31, 1997 to $82.6 million at September 30, 1998. This increase is primarily related to the net change in accounts receivable and loans receivable during the period from $43.9 million at December 31, 1997 to $73.2 million at September 30, 1998. This increase in assets was funded by a $16.6 million increase in bank borrowings and a $3.5 million increase in commercial paper during the first nine months of 1998. During the quarter ended September 30, 1998, a significant receivable balance of the Company was deemed non-performing due to fraudulent invoices being sold to KBK. To potentially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity. Accordingly, the $1,750,000 estimated value of the ownership interest in this entity has been reclassed from non-performing assets to other assets as an equity investment in the new entity.

Stockholders' equity increased $936,000, from $24.6 million at December 31, 1997 to $25.5 million at September 30, 1998 resulting from net income of $2.1 million and a reduction of $1.2 million for treasury stock purchases during the nine months ended September 30, 1998. The Company paid no dividends on its common stock for the nine months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale. As a result of the assets sold into the conduit facility, total average net earning assets owned decreased $5.6 million, from $50.4 million during the first nine months of 1997 to $44.8 million in the first nine months of 1998, while average net earning assets managed and owned increased from $82.1 million to $112.1 million during the same period.

KBK Financial maintains a $55.0 million, multi-bank line of credit ("Credit Facility") which had $50.0 million committed and $37.6 million outstanding at September 30, 1998, $16.6 million more than the $21.0 million outstanding at December 31, 1997. The Credit Facility is comprised of a $40.0 million Revolving Credit Facility ("Revolving Facility"), a $5.0 million Over Advance Facility which allows for borrowing base availability to fund amounts in excess of client concentration limits and a $5.0 million bridge facility for funding certain mezzanine loans. Under the Credit Facility, KBK Financial is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $5.0 million or the remainder of the revolving borrowing base, less all amounts outstanding on the Revolving Facility. As of September 30, 1998, there was $36.6 million outstanding under the Revolving Facility, $1.0 million outstanding under the Over Advance Facility, no balance outstanding under the bridge facility, and $1.7 million in letters of credit outstanding under the Revolving Facility. The Credit Facility provides for maximum borrowings of the lesser of (i) $50.0 million or (ii) the amount of a borrowing base (based on a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $9.9 million in available credit under this line as of September 30, 1998. Borrowings under the Revolving Facility portion of the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75%, at KBK Financial's election, and expire on May 31, 2000. Borrowings under the bridge facility and the Over Advance Facility portion of the Credit Facility bear interest at the agent banks' prime rate plus 1.25%. The bridge facility expires on December 12, 1998. The Over Advance Facility expires on May 14, 1999; however, the lenders may terminate this portion of the facility at any time upon 120 days prior written notice to KBK Financial.

Borrowings under the Credit Facility are secured by all accounts receivable of KBK Financial (including all accounts receivable purchased by KBK Financial from its clients) which are not sold to KBK Receivables, all notes receivable of KBK Financial which are not sold to KBK Receivables, all inventory of KBK Financial now owned or acquired, all instruments, chattel paper, documents and general intangibles of KBK Financial now owned or acquired, an assignment of all security interests, mortgages and liens securing the foregoing and all proceeds of the foregoing. The Credit Facility provides that KBK Financial is permitted to contribute and sell, free of liens, and grant security interests in, accounts, chattel paper, instruments and general intangibles to KBK Receivables pursuant to the purchase and sale agreement. The terms of the Credit Facility require KBK Financial to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, and an interest coverage ratio which requires that KBK Financial's ratio of income before interest and taxes to interest expense, over the last four quarters, be no less than 1.5 to 1. Additionally, the Credit Facility restricts the payment of dividends in any fiscal year by KBK Financial to the lesser of (i) KBK Financial's after tax income for such fiscal year or (ii) 50.0% of the amount by which KBK Financial's after tax income exceeds the cumulative amount of dividends permitted to be paid under such tests, but not so paid.

Thus, KBK is effectively restricted in its ability to pay cash dividends to the Company. The Company has not paid dividends on its Common Stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15% of the outstanding shares at December 31, 1997) of Common Stock. At September 30, 1998, 304,567 shares of Common Stock had been repurchased and placed in the treasury at a cost of $2.6 million (net of 100,000 shares issued to the former shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in 1994). All of such purchases have been funded out of the general funds of the Company, which had the result of increasing the outstanding balance under the Credit Facility.

In May 1998, the Company, through KBK Financial, reinstated its commercial paper program ("CP Program"). During the 19 year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with the Company's June 1994 initial public offering of Common Stock. Under the CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates are placed directly by the Company; however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. During the second quarter of 1998, KBK Financial issued certificates aggregating $3.5 million to qualified investors. Each certificate carries a coupon rate of 10% per annum and currently mature on November 16 and December 14, 1998.

Future sources of liquidity to fund growth in earning assets will come from the sale of earning assets, the issuance of unsecured and secured corporate debt obligations, preferred and common stock, as well as from traditional bank financing. The Company has filed a registration statement with the Securities and Exchange Commission for the issuance of 1,000,000 Trust Preferred Securities by KBK Capital Trust I, a Delaware statutory business trust, for an aggregate offering price of $25.0 million, the proceeds of which will be used by the Trust to purchase the Company's Subordinated Debentures due 2028. Net proceeds will be used by KBK to repay certain of its outstanding short term indebtedness and for general corporate purposes.


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




                                    KBK CAPITAL CORPORATION



Date     OCTOBER 23, 1998          /s/ JAY K. TURNER
                                       Jay K. Turner,
                                       Executive Vice President and Chief
                                        Financial Officer