Form 10KSB
period 1998-12-31
KBK CAPITAL CORP
filed 1999-03-29
CIK 921559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-24220

                             KBK CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                              75-2416103
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

   2200 CITY CENTER II, 301 COMMERCE
         ST., FORT WORTH, TEXAS                          76102
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 258-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------       -------------------------------------------
COMMON STOCK, .01 PAR VALUE      AMERICAN STOCK EXCHANGE, PACIFIC STOCK EXCHANGE
9.50% TRUST PREFERRED SECURITIES          AMERICAN STOCK EXCHANGE

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

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $17,947,826

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON MARCH 11, 1999, AS REPORTED ON THE AMERICAN STOCK EXCHANGE, WAS APPROXIMATELY $13,669,597. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 10% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

AS OF MARCH 11, 1999, THE REGISTRANT HAD OUTSTANDING 3,204,846 SHARES OF COMMON STOCK.

                       DOCUMENT INCORPORATED BY REFERENCE

      PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 1999 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 5, 1999, ARE INCORPORATED BY
                             REFERENCE IN PART III.

                                      INDEX



                                                                    PAGE NUMBER

ITEM 1.          DESCRIPTION OF BUSINESS                                  3
                 PRODUCTS AND MARKETS                                     3
                 CLIENTS                                                  4
                 ACCOUNT DEBTORS                                          5
                 COMPETITION                                              6
                 GOVERNMENT REGULATION                                    6
                 EMPLOYEES                                                7

ITEM 2.          DESCRIPTION OF PROPERTY                                  7

ITEM 3.          LEGAL PROCEEDINGS                                        8

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      8

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS                                                  8

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS                     9

ITEM 7.          FINANCIAL STATEMENTS                                     15

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                      29

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A) OF
                 THE EXCHANGE ACT                                         29

ITEM 10.         EXECUTIVE COMPENSATION                                   29

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT                                           29

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           29

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K                         30
                 (A)      EXHIBITS                                        30
                 (B)      REPORTS ON FORM 8-K                             30

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


ITEM 1.  DESCRIPTION OF BUSINESS

     KBK Capital Corporation (the "Company") was incorporated in Delaware in 1992 to acquire its wholly owned subsidiary, KBK Financial, Inc. ("KBK"), a commercial financial institution. KBK, in operation since 1962, is principally engaged in providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of accounts receivable. KBK or its predecessors have been engaged in the purchase of accounts receivable for over thirty-five years. During 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of such receivables and inventory loans were transferred into KBK Receivables Corporation ("SPC"), also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee as outlined in the servicing agreement.

     In 1992, KBK expanded the then existing Houston, Texas marketing office and established corporate, regional and national marketing headquarters in Fort Worth, Texas. Through the acquisition of Coastal Financial Resources, Inc. ("Coastal") in December of 1994, a marketing office was established in New Orleans, Louisiana giving expanded market coverage across the Gulf Coast. In addition, the Company established offices in Los Angeles, California in 1996 and St. Louis, Missouri in 1998.

     The Company's plan for continued growth in 1999 is based primarily on growth in earning assets from the markets currently served. Continued marketing of KBK's Correspondent Banker Program(TM) has allowed KBK to establish a network of commercial banks to source deals in exchange for a participation in the deal or an origination fee. Another element of the Company's growth plan is the introduction of new products and services. The Company's strategy also includes the pursuit of opportunistic acquisitions and formation of key partnerships.

     Unless otherwise noted, all references to the "Company" include KBK Capital Corporation, KBK, SPC and its predecessors. The principal executive offices of the Company are located at 2200 City Center II, 301 Commerce Street, Fort Worth, Texas 76102 and the telephone number is (817) 258-6000.


Products and Markets

     The Company's business is providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of accounts receivable. During 1998, the Company further expanded its product line to include a mezzanine product, which offers an attractive financing alternative for clients whose growth has outpaced their borrowing capacity from traditional senior debt sources. It is the Company's intention to offer a comprehensive product line of financing to commercial businesses in the middle-market in order to provide a single source of financing for these businesses. The Company may also generate fees and revenues through the cross selling of third party products to existing customers. These products may include lease financing and structuring and brokering asset securitizations.

     As of March 1998, Dun & Bradstreet Market Place Information indicated that, nationwide, there are approximately 390,000 businesses with annual revenues in the $1 million to $50 million range whose industries the Company feels are appropriate to target as potential clients. The Company would like to deliver its products from marketing offices located in at least ten large metropolitan markets throughout the United States. The opening of an office in St. Louis, Missouri and the expansion of the California office are consistent with this strategy of growth.

     The Company has traditionally marketed its services, in part, by soliciting referrals from providers of financial services to small businesses, such as commercial bankers, lawyers and accountants. Management believes these sources refer quality clients who are more likely to have the financial information and reporting systems required for the Company's purchase of accounts receivable. In addition, the Company relies on referrals from current and former clients and direct inquiries from potential clients resulting from the Company's reputation established over its long tenure in the business. The Company has developed a formal network of correspondents who bring prospective client packages to KBK for consideration. Such correspondents receive a fee when the Company actually advances funds to the client referred. The Company has identified ten standard metropolitan statistical areas ("SMSA's") as having the highest concentrations of small commercial businesses in the United States. The Company's goal is to develop correspondent networks in a substantial number of the nation's largest markets. At some point the Company expects to support such correspondent services through the addition of marketing offices in these locations.


Clients

     The Company's client portfolio of purchased receivables totaled 229 clients in nineteen different states during 1998 compared to 175 clients in eleven states during 1997. During 1998, two clients made up more than 5% of total managed receivables, or 6.5%, and 5.0% of total managed receivables, at year end 1998. The concentration in each of these clients is being reduced through the participation of loans or accounts receivable purchase facilities to other financial institutions. The Company requires Board approval if the aggregate of all facilities (loan and/or working capital facilities) to any single client (and its affiliates) exceeds $5,000,000 of committed funds.

     The Company's general policy has been to limit its exposure in a single client to an amount which does not exceed the greater of the Company's allowance for credit losses ($2.0 million at December 31, 1998, and $1.9 million at December 31, 1997) or 20% of the Company's net worth ($5.1 million at December 31, 1998, and $4.9 million at December 31, 1997). The Company currently limits its credit exposure to any one client, net of participations to other financial institutions, to approximately 25% of capital, or $6 million, after receiving approval from its Board of Directors. Based on facts and circumstances, exceptions are made to this policy, with Board approval, and there can be no assurance that the Company's exposure to a particular client at any time will not exceed such limits. At December 31, 1998, there were two clients who exceeded this limitation. The largest client outstanding balance at December 31, 1998, was $10.1 million or 39.7% of net worth, as compared to $7.6 million or 30.9% of net worth at December 31, 1997. The second client had $7.8 million outstanding at December 31, 1998 or 30.7% of net worth. The Company is in the process of reducing the client concentration on these accounts to conform to its current concentration policy.

     The following table indicates the composition of the Company's total volume of purchased receivables under management by type of client business for the year ended December 31, 1998, as well as outstanding receivables under management by type of client business at December 31, 1998, and December 31, 1997, and the related percentages thereon. The Company purchased $669 million of receivables in 1998, or $135 million increase over the $534 million purchased in 1997.

                                                               GROSS PURCHASED                    GROSS PURCHASED
                          TOTAL VOLUME                           RECEIVABLES                        RECEIVABLES
                          OF PURCHASED         PERCENT         UNDER MANAGEMENT      PERCENT      UNDER MANAGEMENT      PERCENT
BUSINESS OF CLIENT       RECEIVABLES FOR         OF             OUTSTANDING AT         OF          OUTSTANDING AT         OF
(RECEIVABLES)             THE YEAR 1998         TOTAL          DECEMBER 31, 1998      TOTAL       DECEMBER 31, 1997      TOTAL
------------------       ---------------       -------        -------------------   ----------   -------------------   ---------
                           (dollars in                            (dollars in                        (dollars in
                            thousands)                             thousands)                         thousands)
Engineering & Construction   $135,315            20.2%             $ 13,087            16.5%           $ 12,408           16.4%
Wholesale, Retail Sales ..    102,306            15.3                13,888            17.6              13,837           18.4
Services .................     67,795            10.1                 5,493             6.9               7,158            9.5
Energy Related ...........     67,249            10.1                 9,605            12.1               8,635           11.4
Manufacturing ............     43,850             6.6                 3,625             4.6               6,167            8.2
Transportation ...........     25,946             3.9                 2,953             3.7               1,389            1.8
Agriculture ..............     24,929             3.7                 1,677             2.1                 286             .4
Communications ...........      6,704             1.0                   809             1.0                 886            1.2
Real Estate ..............      1,706             0.3                     0             0.0                   0            0.0
Environmental Services ...        322             0.0                     0             0.0                   0            0.0
Unclassified .............          0             0.0                   718             0.9                 118            0.2
Pool Purchases* ..........    192,940            28.8                27,355            34.6              24,499           32.5
                             --------           -----              --------           -----            --------          -----
      Total ..............   $669,062           100.0%             $ 79,210           100.0%           $ 75,383          100.0%
                             ========           =====              ========           =====            ========          =====

---------------

*Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

     The following table indicates the composition of the Company's loan balances under management by type of client business for the years ended December 31, 1998 and 1997, and the related percentages thereon. The Company's outstanding loan balance grew to $75,537, or $40,333 increase over the $35,204 balance at December 31, 1997.


                                         LOAN BALANCE          PERCENT     LOAN BALANCE         PERCENT
                                       OUTSTANDING AS OF         OF       OUTSTANDING AT          OF
BUSINESS OF CLIENT (LOANS)             DECEMBER 31,1998         TOTAL    DECEMBER 31, 1997       TOTAL
--------------------------            --------------------   ----------  ------------------   ----------
                                         (dollars in                       (dollars in
                                          thousands)                        thousands)
Manufacturing .......................       $28,442              37.7%        $11,734             33.3%
Energy Related ......................        12,791              16.9          12,793             36.3
Transportation ......................         9,177              12.1               0               .0
Services ............................         8,896              11.8               0               .0
Engineering and Construction ........         6,601               8.7           7,111             20.2
Other ...............................         3,671               4.9           1,560              4.4
Wholesale and Retail Sales ..........         3,032               4.0           1,006              2.9
Agriculture .........................         2,927               3.9           1,000              2.9
                                            -------            ------         -------            -----
      Total .........................       $75,537            $100.0%         35,204            100.0%
                                            =======            ======         =======            =====

Account Debtors

     During 1998 and 1997, the accounts receivable under management underlying the Company's working capital facility portfolio represented 7,012 and 7,721 different debtor entities, respectively. The most significant concentration in 1998 was debtors in the wholesale and retail sales industry. This category of debtors made up 19% of the total balance of purchased receivables under management outstanding at December 31, 1998, as compared to 24% at December 31, 1997. Due to the Company's long established history in this industry, management does not feel this level of industry concentration is a significant negative concentration.



                               TOTAL VOLUME       GROSS PURCHASED    GROSS PURCHASED                  GROSS PURCHASED
                               OF RECEIVABLES       RECEIVABLES        RECEIVABLES                       RECEIVABLES
                               UNDER MANAGEMENT   UNDER MANAGEMENT   UNDER MANAGEMENT                 UNDER MANAGEMENT
                               PURCHASED IN          PERCENT OF       OUTSTANDING AT     PERCENT OF    OUTSTANDING AT    PERCENT OF
ACCOUNT DEBTORS                    1998                 TOTAL        DECEMBER 31, 1998      TOTAL     DECEMBER 31, 1997     TOTAL
---------------               -----------------   ----------------   -----------------   -----------  -----------------  ----------
                                 (dollars in                            (dollars in                       (dollars in
                                  thousands)                             thousands)                        thousands)
Wholesale, Retail Sales ....       $156,064             23.3%             $ 15,263          19.3%        $ 17,860            23.7%
Energy Related .............         99,081             14.8                13,749          17.3           10,365            13.8
Transportation .............         70,980             10.6                 6,535           8.3            5,298             7.0
Services ...................         56,563              8.5                 6,592           8.3            4,507             6.0
Manufacturing ..............         42,294              6.3                 4,660           5.9            3,509             4.7
Engineering & Construction .         19,820              3.0                 1,812           2.3            3,286             4.3
Federal, State & Local Govt          17,646              2.6                 1,156           1.5            1,332             1.8
Communications .............          5,174               .8                   957           1.2              611              .8
Environmental Services .....          4,273               .6                    95            .1              805             1.0
Real Estate ................          2,309               .4                   305            .4                0             0.0
Agriculture ................          1,256               .2                    75            .1                7              .0
Unclassified ...............            662               .1                   656            .8            3,304             4.4
Pool Purchases* ............        192,940             28.8                27,355          34.5           24,499            32.5
                                   --------            -----              --------         -----         --------           -----
        Totals .............       $669,062            100.0%             $ 79,210         100.0%        $ 75,383           100.0%
                                   ========            =====              ========         =====         ========           =====

*Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

     During 1998 and 1997, no individual account debtor's total receivables purchased by the Company exceeded 5.0% of the total volume of receivables purchased during such year. Due to the constantly changing nature of the Company's clients and the changing volume and nature of receivables which clients may offer the Company for purchase, the receivables purchased from the Company's clients regularly result in the Company holding receivables from one account debtor which constitute 5% to 10% of outstanding receivables then held by the Company. There may also be times when a related group of debtors exceed such levels of concentration. These concentrations are in excess of the Company's allowance for credit losses and can be a significant percentage of the Company's net worth. This account debtor concentration exposes the Company to credit risk with respect to particular account debtors which could have a material effect on the Company's operations. Although specific exposure limits are set for each account, which at any time does not generally exceed 20% of the Company's net worth, exceptions are regularly made to this policy, and there can be no assurance that the Company's exposure to a particular account debtor (or group of affiliated account debtors) will not at any time exceed such percentage.


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


Government Regulation

     FEDERAL ASSIGNMENT OF CLAIMS ACT. In connection with certain of its clients whose account debtors include the United States or departments or agencies thereof (the "Federal Government"), certain receivables sold or pledged to the Company are subject to the Federal Assignment of Claims Act ("FACA"). FACA provides that an assignment of a client's contractual claim for monies due from the Federal Government will be enforceable against the Federal Government by a third party assignee of such client only under limited circumstances. Certain aspects of the Company's purchased or pledged receivables make compliance with FACA impractical or impossible, or make the protections afforded by FACA unavailable to the Company. As a result, the Company does not always comply with FACA when it purchases or receives a pledge of receivables where the Federal Government is the account debtor, causing all assignments of receivables purchased by the Company to which the Federal Government is the account debtor to be unenforceable by the Company as regards the Federal Government. Such failure to comply with FACA has no effect on the validity of assignment or pledge among the Company, the client and third parties other than the Federal Government. Non-compliance with FACA causes the Company to lose any right it may have to receive payments directly from the Federal Government or cause the Federal Government to acknowledge the Company's claim in such receivables. However, FACA does not limit the Company's ability to require its clients to direct payments made by the Federal Government to a lockbox controlled by the Company. The Federal Government also has significant rights of setoff in connection with its contractual payments. Typically, the Company can protect itself from certain rights of setoff by account debtors, either by pursuing its rights against clients for breach of representation regarding the absence of setoffs with respect to purchased receivables, or sending the account debtors a notice of assignment pursuant to the Uniform Commercial Code. In cases where the Federal Government is the account debtor, an assignee must comply with FACA in order to protect itself from such setoffs, thus the Company is unable to avail itself of such protection (other than by pursuing its rights against clients for breach of representations). The Federal Government has broad setoff rights, including setoffs for unpaid taxes and setoffs arising from other contracts between the client and the Federal Government. During 1998 and 1997, respectively, the Federal Government comprised 2.6% and 1.7% of the account debtors for the Company's total volume of purchased receivables under management. The Company has not experienced a disproportionate dilution rate with respect to such receivables compared to other of the Company's receivables.

     STATE LAWS. Usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the loan of money. In the State of Texas (in which the Company's primary offices are presently located), state law prohibits creditors from contracting for, charging, reserving, taking or receiving interest at a rate in excess of a varying index. For loans in which the interest rate is fixed, the usury ceiling is equal to the index preceding the week in which the contract is entered into. For varying rate loans, the index floats. Under the provisions of Texas law, the index may never exceed 24% per year (or, in the case of business purpose loans exceeding $250,000, 28% per year). If the amount of the index is less than 18% per year, the creditor may, nevertheless, charge interest pursuant to a written agreement at the rate of 18% per year. Because of the low interest rate environment, the Texas usury ceiling has, since early in 1985, prohibited a business creditor from contracting for, charging, reserving, taking or receiving interest at a rate in excess of 18% per year. Section 339.004 of the Texas Finance Code defines an "account purchase transaction" as an agreement in which a commercial enterprise sells accounts receivable at a discount with or without a related repurchase obligation. This law provides that the amount of any discount associated with the purchase or any fees paid to an account service provider is not interest. Also, Section 9.102 of the Texas Business & Commerce Code provides that the parties' characterization of an account purchase transaction is conclusive that the transaction is not a loan.


Employees

     The Company had 77 full-time and two part-time employees at December 31, 1998, of whom eight were employed in executive and administrative positions and sixteen (including one executive officer) were employed in marketing. None of the Company's employees are a party to any collective bargaining agreement, and the Company considers its relations with employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases its offices at each of its locations in Fort Worth and Houston, Texas, New Orleans, Louisiana, Pasadena, California, and St. Louis, Missouri under lease agreements expiring at various dates through 2004. The Company believes that its facilities are adequate to meet the Company's needs in these markets; however, space will be required at the location of any new marketing office opened by the Company.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange and the Pacific Stock Exchange. At March 11, 1999, there were 69 holders of record of the Company's common stock. The Company has not paid or declared dividends on its common stock during the two most recent fiscal years and does not currently intend to pay cash dividends on its common stock in the foreseeable future. The following table provides market data for the Company's common stock based on closing prices:


PER SHARE MARKET DATA


     QUARTER                  1998                        1997
     -------         --------------------        -------------------
                       HIGH          LOW           HIGH         LOW
                     -------      -------        ------       ------
     First           $ 14.63      $ 10.50        $ 5.06       $ 3.75
     Second            12.88         9.88          5.50         3.88
     Third             11.63         9.50          7.13         4.63
     Fourth             9.94         8.38         13.13         6.75

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING COMMENTARY PRESENTS MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN OF THE STATEMENTS INCLUDED BELOW, INCLUDING THOSE REGARDING FUTURE FINANCIAL PERFORMANCE OR RESULTS OR THAT ARE NOT HISTORICAL FACTS, ARE OR CONTAIN "FORWARD-LOOKING" INFORMATION AS THAT TERM IS DEFINED IN THE SECURITIES ACT OF 1934, AS AMENDED. THE WORDS "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS THAT ANY SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, INDUSTRY CONDITIONS, GENERAL ECONOMIC CONDITIONS, INTEREST RATES, COMPETITION, ABILITY OF THE COMPANY TO SUCCESSFULLY MANAGE ITS GROWTH, AND OTHER FACTORS DISCUSSED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, THOSE ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THIS REVIEW SHOULD BE READ IN CONJUNCTION WITH INFORMATION PROVIDED IN THE FINANCIAL STATEMENTS, ACCOMPANYING NOTES AND SELECTED FINANCIAL DATA APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

The Company, through its wholly owned subsidiaries, KBK Financial, Inc. ("KBK"), KBK Receivables Corporation ("SPC"), and KBK Capital Trust I (the "Trust"), is an independent financial services company that provides a broad line of financial products and services to middle market commercial businesses with credit needs of less than $10 million. KBK was founded in 1962 as a factoring company for energy-related receivables in Texas. Factoring has served as the cornerstone of KBK's growth. In 1994, KBK began introducing new products in an effort to expand its client base and to meet the needs of its existing clients as their credit quality improves. These products include purchase revolvers, working capital loans, term loans and mezzanine loans.

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations which drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in nineteen states and are engaged in a range of businesses, including energy-related, manufacturing, wholesale and retail distribution, and other businesses. The Company has consistently employed a disciplined credit approach which has enabled it to increase earning assets, minimize credit losses and generate 36 consecutive years of profitability.

The Company's factoring facilities generally involve an on-going or revolving agreement to purchase eligible new receivables. Factoring involves the Company's purchase and the clients' true sale of accounts receivable which usually are individually ledgered, invoice-by-invoice on the Company's books. The Company offers a full range of factoring products and services, including notification, non-notification, verification, non-verification and non-recourse factoring as well as several other hybrid variations. The obligors or "debtors" of the factored receivables typically represent large, financially strong businesses, many of which are ranked in Fortune Magazine's Fortune 1000 list. As of December 31, 1998, KBK's portfolio of owned and managed receivables purchased under factoring facilities totaled $51.1 million. The Company's yield on its factoring portfolio was 21.6% in 1998 and 20.2% in 1997.

In addition to factoring or purchasing accounts receivable on a specific "invoice-by-invoice" ledgered basis, the Company also purchases accounts receivable as a revolving "pool." Under this arrangement, the client sells all receivables, and when they are generated by the business, KBK makes periodic advances upon a request by the client, in aggregate amounts up to the client's maximum availability limit. The Company's yield on purchase revolvers was 12.6% in 1998 and 14.2% in 1997.

KBK's commercial loan portfolio includes working capital and term loan facilities that are typically secured by a first lien on accounts receivable, inventory, equipment, owner-occupied real estate or other assets. The working capital lines of credit have maturities of up to two years, while term loans are structured with monthly payments and maturities which typically range from one to five years. Most of the Company's commercial loan products are priced on a floating rate basis over the Company's announced base rate. During 1998 and 1997, the Company's yield on its commercial loan portfolio was 12.4% and 12.1%, respectively.

The Company's mezzanine loan product, which was introduced in 1998, offers an attractive financing alternative for customers whose growth has outpaced their borrowing capacity from senior debt sources. The Company's strategy with respect to mezzanine loans is to extend the duration of its current relationships and offer the Company's traditional products to new customers. It is anticipated that KBK's mezzanine financings will typically have fixed interest rates as well as warrants to acquire equity in the borrower. Since introducing the product in the first quarter of 1998, the Company has reviewed approximately 182 transactions. As of December 31, 1998 the Company has funded two loans for an aggregate investment of $5.0 million.

In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. The warrants are exercisable at $5 per share and expire on February 25, 2005.

In connection with the Company's initial public offering in June 1994, the Company sold 949,500 shares of common stock in an initial public offering at a price to the public of $10.50 per share. Net proceeds to the Company after underwriting, legal, accounting and other offering expenses were $8,626,000. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company holds 355,867 shares of Treasury Stock at a cost of $3,059,577, as of December 31, 1998.

During 1998, KBK maintained a $55,000,000 multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the banks' prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At December 31, 1998, $55,000,000 was committed with outstanding indebtedness under this Credit Facility of $26,000,000 ($10,000,000 at an interest rate of 7.75%, and $16,000,000 at 7.00%)
and there were $2,394,817 in letters of credit outstanding under this revolving line of credit. At December 31, 1997, $45,000,000 was committed with outstanding indebtedness of $21,000,000 ($15,000,000 at an interest rate of 7.75%, and $6,000,000 at 7.66%) and there were $367,500 in letters of credit outstanding under this revolving line of credit. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on chargeoffs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $26,605,000 and $2,500,000 in available credit under this line at December 31, 1998 and 1997, respectively.

During 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee. As of December 31, 1998 and 1997, KBK had $75.0 million and $67.0 million, respectively, of receivables and inventory loans outstanding in the conduit facility and during 1998 and 1997 the Company had recorded approximately $7.9 million and $6.3 million, respectively, in fees related to managing and servicing such assets. Currently, the Company has the ability to fund up to $75.0 million through the conduit facility and expects this limit to be increased to $100.0 million as the result of continued growth in earning assets. The financing provided by this facility is off-balance sheet and the Company realizes no gain on transfer of the assets to the conduit. Servicing income is credited as received. The Company believes that the conduit facility will enable it to significantly expand its owned and managed portfolio while simultaneously minimizing its balance sheet leverage.

In 1998, the Company issued 1,725,000 shares of 9.50% mandatorily redeemable Trust Preferred Securities through its subsidiary, KBK Capital Trust I. The principal assets of the Trust are 9.50% subordinated debentures of the Company due 2028. The approximately $16.0 million in net proceeds from the sale of the securities were invested by the Trust in the debentures. The Company in turn utilized the funds from the debentures as an equity investment in KBK, and KBK repaid approximately $16.0 million of short-term indebtedness.

Over the past five years, the Company has posted strong growth in revenue and consistent profitability within reasonable leverage levels. Revenues have increased from $6.9 million for 1994 to $17.9 million for 1998. This growth was largely attributed to an increase in KBK's total assets under management, which rose from $52.4 million as of December 31, 1994 to $154.7 million as of December 31, 1998. Net income increased from $1.6 million in 1994 to $2.4 million in 1998.

STRATEGY

The Company's long-term goal is to be a leader in providing financial products and services to middle market businesses in the United States. By serving the financial and capital needs of this growing segment, the Company believes that it can achieve strong growth and generate a return on assets above other financial institutions. The Company believes that it has been very successful in achieving an appropriate balance between asset growth, asset quality and profitability through strict adherence to proven systems for origination, underwriting and monitoring. During the course of the past five years, the Company has leveraged its existing market presence into new product lines to enable its clients to transition into lower-priced financial products and services as their business expanded and credit quality improved. Additionally, the Company expanded its geographic presence in key metropolitan markets through both new office openings and the development of relationships with regional correspondent banks. The Company remains committed to focusing on its core middle market commercial finance business. Going forward, KBK's growth strategies include increasing market penetration, introducing additional products and services, expanding market presence and pursuing strategic acquisitions and partnerships.

      INCREASE MARKET PENETRATION. A critical aspect of KBK's long-term growth objective is to increase its earning asset base from existing markets. The Company's strategy is to (i) continue improving the productivity of its marketing force through extensive market planning and a compensation program tied directly to targeted objectives, (ii) add additional marketing professionals and (iii) train its marketing force to cross-sell existing and new products. Each year, KBK's account officers are required to develop a marketing plan with respect to existing customer business and new business prospects. This active business development program is designed to enable KBK account officers to identify an ample number of new high-quality business opportunities, thereby improving selectivity and increasing market penetration. In order to meet their objectives, account officers are provided with on-going training in the areas of credit analysis, product application and relationship development and retention.

      EXPAND PRODUCT LINE. Another element of KBK's growth plan is the continued introduction of new products and services. Since 1995, the Company has introduced a variety of commercial finance products and services designed to meet the needs of its core middle market clients, broaden its client base and diversify its portfolio mix. Many of these products enable KBK's former factoring clients to transition to other financial products and services as their credit quality improves and, accordingly, have allowed the Company to lengthen the duration of its relationships. In addition, a growing component of KBK's portfolio is comprised of conventional commercial loans extended to clients with more than two years of tenure with the Company. The mezzanine market has also generated a number of high quality conventional commercial loan prospects.

      EXPAND MARKET PRESENCE. Today, KBK maintains a significant presence in five large metropolitan areas (Dallas/Fort Worth, Houston, Los Angeles, New Orleans and St. Louis). KBK's goal is to have a physical presence in a substantial number of the nation's largest markets. The Company has a two-step approach that enables KBK to establish wholesale client relationships and an asset base prior to committing to the overhead expenses associated with opening a new office. Through its Correspondent Banker(TM) Program, KBK has established a network of local or regional commercial banks to source deals in exchange for a participation in the deal or an origination fee. Once an adequate portfolio has been established to justify incremental costs, the Company may establish a new marketing office.

      The foundation of the Correspondent Banker(TM) Program is a computer-based scanning and imaging system for factoring across the Internet. This system was originally developed for use in the Company's own marketing offices. However, in late 1996, the Company began prototyping the system and filed a patent application covering the process in 1998. Under this method, the bank identifies prospective factoring clients. Both KBK and the bank underwrite each new client, and KBK also reviews and underwrites each individual invoice. After the credit analysis and underwriting are performed, the bank funds the invoice. KBK administers the collection process and the bank and KBK split revenue and any losses. The Company's St. Louis area office, opened in early 1998, is primarily focused on marketing this system to community banks across the country. Currently, KBK has five banks operating under contracts for the system.

      PURSUE STRATEGIC ACQUISITIONS AND PARTNERSHIPS. Also important to the Company's strategy is the pursuit of opportunistic acquisitions and formation of key partnerships. The Company focuses on acquisition candidates who can expand KBK's origination capabilities, product line, cross-selling potential and market penetration, as well as those which add to its asset base. Given current conditions in the specialty finance market, the Company's management continually evaluates potential acquisition opportunities. Accordingly, at any particular time, the Company may be involved in negotiations (at various stages) to acquire other companies.

      In addition to acquisitions, KBK will continue to explore partnerships which complement or leverage the Company's product portfolio or client relationships. During the past several years, KBK has formed a number of important partnerships. For example, KBK currently offers equipment lease financing through third party equipment leasing companies.

RESULTS OF OPERATIONS ANALYSIS
1998 COMPARED TO 1997

                                        YEAR ENDED                YEAR ENDED
                                     DECEMBER 31, 1998        DECEMBER 31, 1997
                                     -------------------------------------------
                                              (dollars in thousands)
Average Net Earning Assets
   Managed And Owned .............   $118,441               $ 85,621
   Owned .........................   $ 49,567               $ 46,582

Total revenue ....................   $ 17,948        100%   $ 15,191        100%
Interest expense .................      3,149         18%      2,666         17%
Provision for credit losses ......      1,500          8%        875          6%
Operating expenses ...............      9,679         54%      8,198         54%
Income taxes .....................      1,227          7%      1,388          9%
                                     --------        ---    --------        ---
Net income .......................   $  2,393         13%   $  2,064         14%


Average net earning assets under management increased 38.3% to $118.4 million for the year ended December 31, 1998, from $85.6 million for the year ended December 31, 1997. Reflecting the increase in assets, total revenue increased 18.1%, or $2.8 million, for the year ended December 31, 1998, from year ended December 31, 1997, total revenue of $15.2 million. Average net earning assets owned for the year ended December 31, 1998 increased 6.4%, or $3.0 million, from the year ended December 31, 1997.

Interest expense increased 18.1% to $3.1 million for the year ended December 31, 1998 compared with $2.7 million for the year ended December 31, 1997. Average funded debt increased from $31.2 million in 1997 to $34.1 million in 1998, in order to fund the $3.0 million growth in net earning assets owned. Because this increase was funded primarily through the issuance of the Trust Preferred Securities, which carry a higher interest rate than the bank debt, the Company's interest expense increased.

The provision for credit losses was $1.5 million for 1998 compared to $875,000 for 1997, representing a 71.4% increase. During 1998, the Company had charge-offs of $1.5 million while recovering $3,000. Net charge-offs for 1998 of $1.5 million and a provision of $1.5 million for 1998 resulted in an allowance for credit losses of $2.0 million or 2.5% of gross receivables outstanding as of December 31, 1998 (3.2% of average owned receivables outstanding during 1998). During 1997, the Company had charge-offs of $765,000 while recovering $210,000, resulting in net charge-offs of $555,000. The Company's 1997 provision for credit losses of $875,000 brought the allowance for credit losses to $ 1.9 million, or 4.2% of gross receivables outstanding as of December 31, 1997 (3.4% of average owned receivables outstanding during 1997). The Company believes that the allowance for credit losses is adequate in light of the historical loss experience and the risk inherent in the earning asset portfolio at year-end 1998.

Operating expenses increased $1.5 million, or 18.1%, to $9.7 million or 54.0% of total revenue for 1998 compared with $8.2 million or 54.0% of total revenue for 1997. This increase was primarily a result of increased salaries and benefits and other employment expenses of $898,000, related to support staff and management added in 1998 to support the Company's growth and increased business activity. This growth also generated $235,000 increase in other operating expenses related to marketing efforts. Occupancy expenses increased $223,000, resulting primarily from increased lease expense associated with the expansion of the corporate offices and system enhancements.

Income taxes of $1.2 million for 1998 were 12.0% lower than the income taxes of $1.4 million for 1997 due to a reduction in state franchise taxes related to the sale of assets into the conduit.

As a result of the above, net income of the Company for 1998 increased $329,000, or 15.9%, to $2.4 million or 13.3% of total revenue, from $2.1 million or 13.6% of total revenue in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets increased by $3.0 million, from $46.6 million in 1997 to $49.6 million in 1998. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line, expansion of market presence, and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintained a $55.0 million, multi-bank line of credit which had $55.0 million committed and $26.0 million outstanding at December 31, 1998, $5.0 million more than the $21.0 million outstanding at December 31, 1997. The Credit Facility provides for maximum borrowings of the lesser of (i) $55 million or
(ii) the amount of a borrowing base (based on a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $26.6 million in available credit under this line as of December 31, 1998. Borrowings under the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire on April 30, 2001.

Borrowings under the Credit Facility are secured by all accounts receivable of KBK (including all accounts receivable purchased by KBK from its clients), all inventory of KBK now owned or acquired, all instruments, chattel paper, documents and general intangibles of KBK now owned or acquired, an assignment of all security interest, mortgages and liens securing the foregoing and all proceeds of the foregoing. The Credit Facility provides that KBK is permitted to contribute and sell, free of liens, and grant security interests in, accounts, chattel paper, instruments and general intangibles to SPC pursuant to the purchase and sale agreement. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on chargeoffs and non-performing assets, and an interest coverage ratio which requires that KBK's ratio of income before interest and taxes to interest expense, over the last four quarters, be no less than 1.5 to 1.

In May 1998, the Company reinstated its commercial paper program (CP Program). During the 19 year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company, however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of December 31, 1998, KBK had issued three certificates with a balance outstanding of $2,000,000 ($1,000,000 at a coupon rate of 7.75%, maturing January 13, 1999 and $1,000,000 at a coupon rate of 8.75%, maturing June 11, 1999). The commercial paper balance included $1,000,000 issued to a Director of the Company.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15.7% of the outstanding shares at year end 1998) of the Company's common stock at the current market price. At December 31, 1998 and 1997, 355,867 and 205,167 shares of common stock were held in the treasury at a cost of $3.1 million and $1.4 million, respectively. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

The $33.6 million increase in outstanding loans and accounts receivable purchased as of December 31, 1998 was funded by the $16.0 million proceeds from the issuance of the Trust Preferred Securities, a $7.4 million increase in balances due to clients, a $2.0 million issuance of commercial paper, and a $5.0 million increase in the balance outstanding under the bank line of credit. During 1999, the Company plans to increase the asset sale conduit to $100 million as needed for funding asset growth.

The Company expended $715,000 and $845,000 on premises and equipment in 1998 and 1997, respectively, principally in connection with upgrades to its management information systems, computer equipment, office furniture and equipment, and leasehold improvements. The Company funded such expenditures from internally generated funds or borrowings under the Credit Facility. The Company plans to continue enhancements of its management information systems for providing tracking and supporting new products.

IMPACT OF THE YEAR 2000 ISSUE

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems. The year 2000 is critical to these systems as many computer programs were written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions, including, but not limited to, a temporary inability to process transactions, communicate with customers and financial institutions and update internal accounting systems. If not corrected, such disruptions could have a significant impact on the Company's operations.

The Company has initiated a Company-wide program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through modification of some existing programs and the replacement of other programs with new programs that are already year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion project by July 1, 1999. The total project costs are estimated to be immaterial and will be expensed as incurred.

The Company is taking steps to resolve year 2000 compliance issues that may be created by clients, debtors and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely. A failure to convert by another entity could have a significant adverse effect on the Company.

The costs of the year 2000 conversion project and the date on which the Company plans to complete the project are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary significantly from current estimates.

The Company does not have a written contingency plan to address the issues that could arise should the Company or any of its clients or debtors not be prepared to accommodate year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers.

CHANGES IN FINANCIAL CONDITION

Total assets increased 55.4% to $87.6 million as of December 31, 1998. This increase resulted primarily from the $37.3 million growth in loans receivable, which was partially offset by the $9.8 million decrease in the retained interest in sold assets. The Company's allowance for credit losses stood at $2.0 million on December 31, 1998, 2.5% of gross outstanding accounts receivable or 3.2% of average owned receivables outstanding during 1998. At year-end 1997, the reserve for credit losses was $1.9 million, 4.2% of gross outstanding accounts receivable or 3.4% of average owned receivables outstanding during 1997. Management believes that the Company's allowance for credit losses is adequate as of December 31, 1998 and 1997.

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

In June of 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of SFAS 131 did not have a material impact on the Company's consolidated financial statements.

                                     PART II

ITEM 7.  FINANCIAL STATEMENTS

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31
                                                   -----------------------------
                                                       1998             1997
--------------------------------------------------------------------------------
Earned discount income .........................   $  1,569,617    $  3,777,299
Interest income - Loans ........................      5,137,815       3,119,138
Servicing fees (note 2) ........................      7,914,684       6,314,147
Other income - Fees ............................      3,325,710       1,980,454
                                                   ----------------------------
      Total revenue ............................     17,947,826      15,191,038
Interest expense (note 7) ......................      3,148,469       2,665,552
                                                   ----------------------------
   Income after interest expense ...............     14,799,357      12,525,486
Provision for credit losses (note 4) ...........      1,500,000         875,000
                                                   ----------------------------
Income after interest expense and
  provision for credit losses ..................     13,299,357      11,650,486
Operating expenses:
   Salaries and employee benefits (note 16) ....      5,329,177       4,431,018
   Amortization of intangible assets ...........        393,513         379,075
   Occupancy and equipment (note 14) ...........      1,507,620       1,285,128
   Professional fees ...........................        348,398         250,542
   Other .......................................      2,100,201       1,852,314
                                                   ----------------------------
      Total operating expenses .................      9,678,909       8,198,077
                                                   ----------------------------
   Income before income taxes ..................      3,620,448       3,452,409
Income tax expense (benefit):
   Federal (note 10):
      Current ..................................      1,135,868       1,278,513
      Deferred .................................        182,316          (2,557)
   State .......................................        (90,542)        111,973
                                                   ----------------------------
      Total income taxes .......................      1,227,642       1,387,929
                                                   ----------------------------
      Net income ...............................   $  2,392,806    $  2,064,480
                                                   ============================
Earnings per share - basic (note 11) ...........   $        .73    $        .62
===============================================================================
Weighted-average common shares
  outstanding - basic (note 11) ................      3,264,789       3,308,533
===============================================================================

Earnings per share - diluted (note 11) .........   $        .64    $        .60
===============================================================================
Weighted-average common shares
  outstanding - diluted (note 11) ..............      3,744,106       3,427,783
===============================================================================

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31     DECEMBER 31
                                                                 -----------------------------
                                                                     1998            1997
----------------------------------------------------------------------------------------------
ASSETS (note 6)
Cash .........................................................   $    136,223    $  4,869,516

Accounts receivable, net .....................................     15,924,170       9,778,292
Loans receivable, net ........................................     61,147,544      23,863,677
Retained interest in sold assets (note 2).....................      2,377,884      12,148,609
Less allowance for credit losses .............................     (1,949,573)     (1,928,629)
                                                                 -----------------------------
         Total receivables, net (note 4) .....................     77,500,025      43,861,949

Premises and equipment, net of accumulated depreciation
   of $2,269,494 and $1,499,307 at December 31, 1998
   and 1997, respectively (note 5) ...........................      2,105,945       2,176,747

Intangible assets less accumulated amortization
   of $2,271,934 and $1,908,099 at
   December 31, 1998 and 1997, respectively ..................      3,481,559       3,875,072

Other investments (note 3) ...................................      1,750,000            --
Other assets (notes 3 and 10) ................................      2,646,869       1,617,648
                                                                 -----------------------------
         Total assets ........................................   $ 87,620,621    $ 56,400,932
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank line of credit (note 6) .................................   $ 26,000,000    $ 21,000,000
Mandatorily redeemable preferred securities (note 7) .........     15,965,232            --
Commercial paper (note 8) ....................................      2,000,000            --
Due to clients (note 9) ......................................     17,232,335       9,814,897
Accounts payable and other liabilities (note 7) ..............        736,428         767,793
Income taxes payable .........................................           --            11,307
Deferred revenue .............................................        257,322         238,023
                                                                 -----------------------------
         Total liabilities ...................................     62,191,317      31,832,020

Stockholders' equity (notes 3, 12, 13, and 17):
   Preferred stock, $.10 par value.  Authorized
      100,000 shares; no shares issued and outstanding .......           --              --
   Common stock, $.01 par value.  Authorized
      10,000,000 shares; issued 3,550,738 shares
      and outstanding 3,194,871 at December 31, 1998
      and issued 3,547,200 shares and outstanding
      3,342,033 shares at December 31, 1997 ..................         35,507          35,472
   Additional paid-in capital ................................     16,759,567      16,584,805
   Retained earnings .........................................     11,693,807       9,301,001
   Treasury stock, at cost, 355,867 shares at
      December 31,1998 and 205,167 shares at
      December 31, 1997 ......................................     (3,059,577)     (1,352,366)
                                                                 -----------------------------
   Total stockholders' equity ................................     25,429,304      24,568,912

Commitments and contingencies (notes 6, 7, 12, 13, 14, 15, 17)   -----------------------------
         Total liabilities and stockholders' equity ..........   $ 87,620,621    $ 56,400,932
==============================================================================================

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years ended December 31, 1998 and 1997

                                           COMMON STOCK
                                   ---------------------------   ADDITIONAL                                      TOTAL
                                     SHARES                       PAID-IN        RETAINED       TREASURY     STOCKHOLDERS'
                                   OUTSTANDING       AMOUNT       CAPITAL        EARNINGS         STOCK          EQUITY
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 .      3,310,133    $     35,472   $ 16,370,555   $  7,236,521   $ (1,502,633)   $ 22,139,915
Purchase of stock for treasury
      (note 12) ..............        (18,100)           --             --             --         (179,233)       (179,233)
Issuance of common stock
      (note 3) ...............         50,000            --          214,250           --          329,500         543,750
Net income ...................           --              --             --        2,064,480           --         2,064,480
                                    ----------------------------------------------------------------------------------------
Balance at December 31, 1997 .      3,342,033          35,472     16,584,805      9,301,001     (1,352,366)     24,568,912
Purchase of stock for treasury
      (note 12) ..............       (150,700)           --             --             --       (1,707,211)     (1,707,211)
Exercise of stock options
      (note 13) ..............          1,400              14          9,786           --             --             9,800
Issuance of common stock
      (note 17) ..............          2,138              21         19,101           --             --            19,122
Issuance of stock options
      (note 3) ...............           --              --          145,875           --             --           145,875
Net income ...................           --              --             --        2,392,806           --         2,392,806
                                    ----------------------------------------------------------------------------------------
Balance at December 31, 1998 .      3,194,871    $     35,507   $ 16,759,567   $ 11,693,807   $ (3,059,577)   $ 25,429,304
============================================================================================================================

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31
                                                                    -----------------------------
                                                                        1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ......................................................   $  2,392,806    $  2,064,480
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization .............................      1,163,700         999,736
      Provision for credit losses ...............................      1,500,000         875,000
      (Increase) decrease in accounts receivable, net............     (7,624,934)     45,251,870
      Net (increase) decrease in retained interest in sold assets      9,760,267     (12,434,923)
      Increase in other assets ..................................       (883,346)       (247,535)
      Increase in due to clients ................................      7,417,438       1,569,353
      Decrease in accounts payable and other liabilities ........        (31,365)       (367,274)
      Increase in interest payable for the sold assets ..........         10,458         286,314
      Increase (decrease) in income taxes payable ...............        (11,307)         11,307
      Increase in deferred revenue ..............................         19,299          12,058
                                                                    -----------------------------
         Net cash provided by operating activities ..............     13,713,016      38,020,386

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in loans receivable, net .............    (39,033,867)      3,511,978
   Sale of premises and equipment ...............................         15,400            --
   Purchases of premises and equipment ..........................       (714,785)       (844,840)
                                                                    -----------------------------
         Net cash provided by (used in) investing activities ....    (39,733,252)      2,667,138

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings from (repayments of) bank line of credit ......      5,000,000     (37,000,000)
   Issuance of mandatorily redeemable preferred securities, net .     15,965,232            --
   Increase in commercial paper .................................      2,000,000            --
   Exercise of stock options ....................................          9,800            --
   Issuance of common stock .....................................         19,122            --
   Repurchase of common stock ...................................     (1,707,211)       (179,233)
                                                                    -----------------------------
         Net cash provided by (used in) financing activities ....     21,286,943     (37,179,233)
                                                                    -----------------------------
         Net increase (decrease) in cash ........................     (4,733,293)      3,508,291
Cash at beginning of year .......................................      4,869,516       1,361,225
                                                                    -----------------------------
Cash at end of year .............................................   $    136,223    $  4,869,516
=================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid for interest .......................................   $  2,839,381    $  3,192,252
   Income taxes paid ............................................   $  1,595,000    $    997,000
   See note 3 for additional supplemental cash flow information
=================================================================================================

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented herein reflect the consolidated financial statements for KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC") and KBK Capital Trust I, (the "Trust"). In June of 1994, the Company sold 949,500 shares of common stock in an initial public offering at a price to the public of $10.50 per share. Net proceeds from such sale were $8,626,000. All material intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and to practices within the finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period, and actual results could differ from those estimates. The Company provides financial services through the extension of secured loans and the discounted purchase of accounts receivable.

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

LOANS RECEIVABLE

Loans receivable are recorded at cost, less the related allowance for estimated impairment. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents the provision charged to operations, less accounts receivable or loans receivable charged off, net of recoveries. The allowance for credit losses is an amount which, in the judgment of management, is adequate to absorb the estimated losses of accounts receivable or loans receivable. The amount of provision for credit losses is set with reference to the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based upon the Company's past credit loss experience, known and inherent risks in the receivables, adverse situations that may affect repayment, the potential for additional costs to perfect title to collateral and current and prospective economic situations.

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

The noncompetition agreement is amortized on a straight-line basis over the life of the agreement, approximately thirteen years, through March 31, 2005.

MANDATORILY REDEEMABLE PREFERRED SECURITIES

In 1998, the Company issued 1,725,000 shares of 9.50% mandatorily redeemable Trust Preferred Securities ("Preferred Securities") through its subsidiary, the Trust. The principal assets of the Trust are 9.50% subordinated debentures from the Company due in 2028. The Preferred Securities are recorded at total proceeds from the sale less the related offering costs and are classified as debt in the accompanying consolidated balance sheets.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128 "Earnings per Share," which was required to be adopted for financial statements issued for annual or interim periods after December 15, 1997. The Company adopted this standard which required a change in the presentation of earnings per share (EPS) to replace primary and fully diluted EPS with a presentation of basic and diluted EPS and to restate EPS for all periods presented. The adoption of SFAS 128 did not have a material impact on the Company's consolidated financial statements.

STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123 (note 13).

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, retained interest in sold assets, due to clients, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying value of loans receivable approximates fair value because the loans are earning interest at floating rates which approximate rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk. The carrying value of the Company's bank debt and commercial paper approximates fair value because it bears interest at floating rates that are similar to current borrowing rates for loans of comparable maturity and credit risk and because of the short maturities of the commercial paper and LIBOR tranches of the line of credit. The carrying value of the mandatorily redeemable preferred securities approximates fair value because of the relatively short time period held in 1998.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

In June of 1996, the Financial Accounting Standards Board issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides authoritative guidance as to accounting and financial reporting for transfers and servicing of financial assets and extinguishment of liabilities. The adoption of this standard by the Company did not have a material impact on the Company's consolidated financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June of 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. As KBK is not managed on a segmented basis, the adoption of SFAS 131 did not have a material impact on the Company's consolidated financial statements.

(2)    SALE OF ASSETS

In April of 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in the servicing agreement. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and, therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables. No gain or loss results from the sale of these receivables to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents the amounts due from the conduit. This retained interest amounted to $2,377,884 and $12,148,609 at December 31, 1998 and 1997, respectively.

(3)    SUPPLEMENTAL CASH FLOW INFORMATION

During 1996, the purchase agreement (the "Agreement") related to the Coastal Financial Resources, Inc. (Coastal) acquisition was amended to expand the definition of attributable earnings pursuant to the Agreement for purposes of determining the issuance of additional shares to former Coastal shareholders under an earnout provision of the Agreement (see note 12). For the year ended December 31, 1997, the criteria for the earnout provision was met, and 50,000 shares of common stock of the Company were issued from treasury shares to the former Coastal shareholders at an average cost of $6.59 per share in 1997. This had the effect of increasing goodwill by $543,750 in 1997. The 1997 issuance of shares completed the Company's obligation under the Agreement.

During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity which took over the operations of the company selling KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity.

During 1998, 25,000 employee stock options were granted at an exercise price less than the market price at the date of issuance. Accordingly, deferred compensation of $145,875 was recorded as other assets. Amortization of this amount to compensation expense is being recorded over a five year period. The impact of this amortization to the consolidated financial statements in 1998 was not material.

 (4)    RECEIVABLES

Receivables at December 31, 1998 and 1997 are summarized as follows:

                                        1998            1997
-----------------------------------------------------------------
Accounts receivable ............   $ 20,913,835    $ 15,144,857
     Less participation ........     (4,989,665)     (5,366,565)
Loans receivable ...............     70,888,085      30,612,240
     Less participation ........    (10,080,859)     (7,113,544)
Employee advances ..............        340,318         364,981
Retained interest in sold assets      2,377,884      12,148,609
                                   -----------------------------
                                     79,449,598      45,790,578
Less allowance for credit losses      1,949,573       1,928,629
                                   -----------------------------
                                   $ 77,500,025    $ 43,861,949
-----------------------------------------------------------------

Accounts receivable are purchased from clients engaged in a variety of industries including, but not limited to, wholesale and retail sales, engineering and construction, energy, manufacturing, transportation, and marketing related companies. The two largest clients represent 12.7% and 9.8%, respectively, of total receivables or 39.7% and 30.7%, respectively, of stockholders' equity at December 31, 1998. At December 31, 1997, the two largest clients represented 16.6% and 10.9%, respectively, of total receivables or 30.9% and 20.4%, respectively, of stockholders' equity.

At December 31, 1998, approximately 20.2% and 15.3% of the outstanding accounts receivable under management were purchased from clients in engineering and construction related and wholesale and retail related industries, respectively. At December 31, 1997, approximately 18.4% and 16.5% of the outstanding accounts receivable under management were purchased from clients in wholesale and retail related and engineering and construction related industries, respectively.

The two largest debtors at December 31, 1998, had outstanding accounts receivable under management of $3.8 million and $3.4 million, which represented approximately 4.8% and 4.2%, respectively, of the total outstanding accounts receivables under management at that date. The two largest debtors at December 31, 1997, had outstanding accounts receivable under management of $3.6 million and $1.8 million which represented approximately 4.7% and 2.4%, respectively, of the total outstanding accounts receivables under management at that date.

Accounts receivable generally have terms of 30 days and are normally collected within 30 to 60 days from the date of purchase. Loans receivable are secured by accounts receivable, inventory, and equipment, and generally guaranteed by the individual or corporate owners of the business.

The following is an analysis of the activity in the allowance for credit losses:

                                  YEAR ENDED DECEMBER 31
                               ---------------------------
                                   1998           1997
----------------------------------------------------------
Balance at beginning of year   $ 1,928,629    $ 1,608,253
Provision for credit losses      1,500,000        875,000
Charge-offs ................    (1,482,067)      (764,884)
Recoveries .................         3,011        210,260
                               ---------------------------
Balance at end of year .....   $ 1,949,573    $ 1,928,629
----------------------------------------------------------

(5)   PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                          ESTIMATED
                                                         USEFUL LIVES
                                    1998         1997      IN YEARS
----------------------------------------------------------------------
Office equipment ............   $3,660,119   $3,018,806          3-7
Automotive ..................       96,754       75,833            5
Leasehold improvements ......      618,566      581,415         2-10
                                ------------------------------------
                                $4,375,439   $3,676,054
Less accumulated depreciation    2,269,494    1,499,307
                                ------------------------------------
                               $2,105,945   $2,176,747
----------------------------------------------------------------------

(6)   BANK LINE OF CREDIT

KBK maintains a $55,000,000 multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At December 31, 1998, $55,000,000 was committed with outstanding indebtedness under this Credit Facility of $26,000,000 ($10,000,000 at an interest rate of 7.75%, and $16,000,000 at
7.00%). Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $5.0 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There were $2,394,817 in letters of credit outstanding at December 31, 1998. At December 31, 1997, $45,000,000 was committed with outstanding indebtedness of $21,000,000 ($15,000,000 at an interest rate of 7.75%, and $6,000,000 at 7.66%) and there were $367,500 in letters of credit outstanding under this revolving line of credit. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on chargeoffs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $26,605,000 and $2,500,000 in available credit under this line at December 31, 1998 and 1997, respectively.

The following is an analysis of the activity under the line of credit for the years indicated:

                                        YEARS ENDED DECEMBER 31
                                      ------------------------------
                                         1998             1997
--------------------------------------------------------------------
Average amount outstanding ...        $31,321,000      $31,201,000
--------------------------------------------------------------------
Maximum outstanding as of
   any month-end .............        $47,650,000      $58,000,000
--------------------------------------------------------------------
Weighted-average interest rate                7.4%             7.5%
--------------------------------------------------------------------

(7)    MANDATORILY REDEEMABLE PREFERRED SECURITIES

In 1998, the Trust issued 1,725,000 shares of mandatorily redeemable Trust Preferred Securities. The principal assets of the Trust are approximately $16.0 million in subordinated debentures issued by the Company. The subordinated debentures, which are eliminated upon consolidation of the Trust with the Company, bear interest at a rate of 9.50% and mature in 2028, subject to extension or earlier redemption in certain events. The Company owns all of the common securities of the Trust.

The Preferred Securities are redeemable for cash, at the option of the Trust, in whole or in part, from time to time on or after November 30, 2001, at a redemption price of $10.00 per share plus accumulated and unpaid distributions thereon. The Preferred Securities will also be redeemable upon the repayment either at maturity of the Debentures or as a result of the acceleration of the Debentures upon an event of default.

Distributions on the Preferred Securities are cumulative and accrue at 9.50% per annum on the sum of liquidation value thereof, plus unpaid distributions which have been accrued in prior quarters. Accrued and unpaid distributions are reflected in other liabilities in the accompanying consolidated balance sheets.

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities.

Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum.

The difference between the carrying value and liquidation value of the Preferred Securities, $1,284,768 as of December 31, 1998, is being accreted over 15 years by making periodic charges to the Company's earnings. This accretion and the distributions noted above amounted to approximately $189,000 as of December 31, 1998 and are reflected in the accompanying consolidated statements of income as interest expense.

(8)    COMMERCIAL PAPER

In May 1998, the Company reinstated its commercial paper program (CP Program). During the 19 year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company, however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of December 31, 1998, KBK had issued three certificates with a balance outstanding of $2,000,000 ($1,000,000 at a coupon rate of 7.75%, maturing January 13, 1999 and $1,000,000 at a coupon rate of 8.75%, maturing June 11, 1999). The commercial paper balance included $1,000,000 issued to a Director of the Company.

(9)    DUE TO CLIENTS

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

(10)   INCOME TAXES

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                  1998          1997
------------------------------------------------------------------------
Deferred tax assets:
   Allowance for credit losses ..............   $ 476,169    $ 655,734
Deferred tax liabilities:
   Premises and equipment, due to differences
    in depreciation .........................    (119,490)    (140,813)
   Amortization of non-compete agreement ....     (78,513)     (54,439)
                                                ------------------------
   Net deferred tax asset ...................   $ 278,166    $ 460,482
------------------------------------------------------------------------

No valuation allowance has been established for the deferred tax assets at December 31, 1998 or 1997 as management believes that realizability of such assets is more likely than not. The income tax expense was different than the amount computed by using the U.S. Federal income tax rate of 34.0% as a result of the following:

                                                 Years Ended December 31
                                                   1998            1997
---------------------------------------------------------------------------
Computed "expected" tax expense ...........    $ 1,230,952     $ 1,173,819
Nondeductible amortization ................         57,295          51,683
State Income Tax, net .....................        (59,758)        137,046
Other, net ................................           (847)         25,381
                                               ----------------------------
                                               $ 1,227,642     $ 1,387,929
---------------------------------------------------------------------------

(11)   EARNINGS PER SHARE

Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations:

                                                   YEARS ENDED DECEMBER 31
                                                   ------------------------
                                                       1998         1997
----------------------------------------------------------------------------
Net Income ......................................   $2,392,806   $2,064,480
                                                    ========================
Weighted average shares outstanding - Basic .....    3,264,789    3,308,533
                                                    ========================
Earnings per share - Basic ......................   $      .73   $      .62
                                                    ========================

Weighted average shares outstanding - Basic .....    3,264,789    3,308,533
Effect of dilutive securities:
   Assumed exercise of stock options and warrants      479,317      119,250
                                                    ------------------------
Weighted average shares outstanding - Diluted ...    3,744,106    3,427,783
                                                    ========================
Earnings per share - Diluted ....................   $      .64   $      .60
============================================================================

(12)    STOCKHOLDERS' EQUITY

In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. The warrants are exercisable at $5 per share and expire on February 25, 2005.

In connection with the Company's initial public offering in June 1994, the Company sold 949,500 shares of common stock in an initial public offering at a price to the public of $10.50 per share. Net proceeds to the Company after underwriting, legal, accounting and other offering expenses were $8,626,000. On December 30, 1994, the Company issued 400,000 shares of common stock in connection with the acquisition of Coastal. Through December 31, 1997, an additional 100,000 shares of the Company (50,000 shares in 1997) had been issued to complete the earnout provision of the Coastal acquisition agreement. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 355,867 shares of Treasury Stock at a cost of $3,059,577 as of December 31, 1998, and 205,167 shares of Treasury Stock at a cost of $1,352,366 as of December 31, 1997.

(13)    STOCK OPTION PLANS

In 1994, the stockholders approved the 1994 Stock Option Plan for the benefit of the employees and non-employee directors. Such plan replaced both plans previously adopted by the Board and the stockholders. This plan authorizes the Company to grant incentive options or options which do not constitute incentive options and an automatic grant of options which do not constitute incentive options to non-employee directors. This plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares which may be issued under this plan shall not exceed 400,000 shares of common stock of the Company. Such options become exercisable ratably over five years from the date of grant and expire ten years from the grant date if not exercised.

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

At December 31, 1998, there were 145,450 shares available for grant under the two Plans. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $5.24 and $3.05 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 32%, risk-free interest rate of 6%, and an expected life of 9 years.

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

                                   1998             1997
------------------------------------------------------------
Net income As reported .....   $ 2,393,000      $ 2,064,000
           Pro Forma .......   $ 2,324,000      $ 2,025,000
Earnings per share - basic
           As reported .....   $       .73      $       .62
           Pro Forma .......   $       .71      $       .61
Earnings per share - diluted
           As reported .....   $       .64      $       .60
           Pro Forma .......   $       .62      $       .59
------------------------------------------------------------

Pro forma net income reflects only options granted in 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 10 years and compensation cost for options granted prior to January 1, 1997 is not considered.

Stock option activity during the periods indicated is as follows:

                                            NUMBER OF   WEIGHTED-AVERAGE
                                             SHARES      EXERCISE PRICE
-------------------------------------------------------------------------
Balance at December 31, 1996 ......          329,500       $   6.28
Granted ...........................          180,000           5.14
Exercised .........................             --             --
Forfeited .........................          (61,000)          5.08
-------------------------------------------------------------------------
Balance at December 31, 1997.......          448,500           5.86
Granted ...........................          181,750           9.66
Exercised .........................           (1,400)          7.00
Forfeited .........................          (19,100)          6.31
-------------------------------------------------------------------------
Balance at December 31, 1998 ......          609,750           6.96
-------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING
------------------------------------------------------------------------------------
                                  NUMBER       WEIGHTED AVERAGE
  RANGE OF                      OUTSTANDING        REMAINING       WEIGHTED-AVERAGE
EXERCISE PRICES                 AT 12/31/98    CONTRACTUAL LIFE     EXERCISE PRICE
------------------------------------------------------------------------------------
$4.06 to $5.50............        290,000            7.33 years          $5.03
$6.00 to $7.25............        136,000            6.46                 6.71
$9.00 to $9.94............        108,750            7.90                 9.31
$11.00 TO $12.00..........         75,000            9.00                11.45
------------------------------------------------------------------------------------
$4.06 TO $12.00...........       609,750            7.44                 6.96
------------------------------------------------------------------------------------


                          OPTIONS EXERCISABLE
---------------------------------------------------------------
                               NUMBER            WEIGHTED
  RANGE OF                  EXERCISABLE AT        AVERAGE
EXERCISE PRICES                12/31/98       EXERCISE PRICE
---------------------------------------------------------------
$4.06 to $5.50...........      121,800             $5.04
$6.00 to $7.25...........       92,000              6.64
$9.00 to $9.94...........       24,600              9.00
$11.00 TO $12.00.........       30,000             11.33
---------------------------------------------------------------
$4.06 TO $12.00..........      268,400              6.65
---------------------------------------------------------------


At December 31, 1998 and 1997, the number of options exercisable was 268,400 and 165,900, respectively, and the weighted-average exercise price of those options was $6.65 and $6.36, respectively.

(14)   COMMITMENTS

The Company has several noncancelable operating leases for office space. Total rent expense incurred was $687,000 and $629,000, during 1998 and 1997. At December 31, 1998, future minimum payments on noncancelable operating leases are as follows:

 Year Ending
 December 31
------------------------
    1999      $772,589
    2000       765,785
    2001       761,541
    2002       714,857
    2003       376,187
 Thereafter     43,762

(15)        FINANCIAL OBLIGATIONS WITH OFF-BALANCE SHEET RISK

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

The Company's average receivable purchases in a 30-day period (considered to be the maximum future purchase commitment, although not a contractual obligation) pursuant to its normal business practice were approximately $55,800,000 and $44,500,000 for 1998 and 1997, respectively.

(16)    INVESTMENT PLAN

In 1996, the Company adopted a defined contribution plan ("the "Plan") that is a qualified plan under Section 401(k) of the Internal Revenue Code for the benefit of KBK employees. The Plan is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The Company may, at the discretion of the Board, annually elect to match some portion of employee contributions to this Plan. The Company currently matches 50% of every employee contribution subject to a 6% salary limit. The Company's contributions to the Plan totaled $69,000 for 1998 and $21,000 for 1997.

(17)        EMPLOYEE STOCK PURCHASE PLAN

In April of 1998, the Company adopted the 1998 Employee Stock Purchase Plan, ("the Stock Plan") which subsequently received shareholder approval. The Stock Plan provides eligible full-time employees with an opportunity to purchase common stock of the Company through payroll deductions. The aggregate number of shares of common stock which may be purchased under the Stock Plan shall not exceed 150,000 (subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations or other changes in the outstanding common stock). The exercise price for the stock purchase shall be 90% of the lower of the fair market value of the stock on the first day or the last day of the calendar quarter of the applicable option period. The Stock Plan became effective July 1, 1998. During 1998, 2,138 shares were purchased by employees through the Stock Plan.

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
KBK CAPITAL CORPORATION:

We have audited the accompanying consolidated balance sheets of KBK Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBK Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                KPMG LLP


Fort Worth, Texas
January 22, 1999


KBK CAPITAL CORPORATION AND SUBSIDIARIES
QUARTERLY SUMMARY RESULTS (UNAUDITED)
(dollars in thousands except per share amounts)

                                                             1998
                                  YTD     ------------------------------------------

                                  1998     4TH QTR    3RD QTR    2ND QTR   1ST QTR
                               ---------
Average Net Earning Assets
   Managed and Owned .......   $118,441   $137,148   $122,811   $112,587   $101,252
   Owned ...................     49,567     63,867     50,845     45,943     37,698
                               =====================================================
Revenue ....................   $ 17,948   $  4,715   $  4,500   $  4,635   $  4,097
Interest Expense ...........      3,149      1,144        835        679        491
Operating Expenses .........      9,679      2,805      2,359      2,361      2,154
                               -----------------------------------------------------
Operating profit ...........      5,120        766      1,306      1,595      1,452
                               -----------------------------------------------------
Provision for credit losses       1,500        400        400        400        300
                               -----------------------------------------------------
Pretax Income ..............      3,620        366        906      1,195      1,152
Taxes ......................      1,227        117        186        478        446
                               -----------------------------------------------------
Net Income .................   $  2,393        249        720        717        706
                               =====================================================
Earnings Per Share - Basic .   $    .73   $    .08   $    .22   $    .22   $    .21
Earnings Per Share - Diluted   $    .64   $    .08   $    .19   $    .19   $    .18

                                                             1997
                                 YTD      ------------------------------------------
                                 1997     4TH QTR    3RD QTR     2ND QTR    1ST QTR
                               ---------
Average Net Earning Assets
   Managed and Owned .......     85,621   $ 96,218   $ 92,602   $ 81,368   $ 72,335
   Owned ...................   $ 46,582   $ 35,017   $ 35,906   $ 43,070   $ 72,335
                               ====================================================
Revenue ....................   $ 15,191   $  4,108   $  3,836   $  3,648   $  3,599
Interest Expense ...........      2,666        460        506        610      1,090
Operating Expenses .........      8,198      2,249      2,112      1,982      1,853
                               ----------------------------------------------------
Operating profit ...........      4,327      1,399      1,218      1,056        656
                               ----------------------------------------------------
Provision for credit losses         875        300        300        200         75
                               ----------------------------------------------------
Pretax Income ..............      3,452      1,099        918        856        581
Taxes ......................      1,388        435        367        354        233
                               ----------------------------------------------------
Net Income .................   $  2,064        664        551        502        348
                               ====================================================
Earnings Per Share - Basic .   $   0.62   $   0.20   $   0.17   $   0.15   $   0.11
Earnings Per Share - Diluted   $   0.60   $   0.18   $   0.16   $   0.15   $   0.11


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT

     The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders, under the captions "Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders, under the captions "Compensation of Executive Officers" and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders, under the captions "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders, under the captions "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

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

   10.10 --Amended and Restated Letter Loan Agreement dated as of August 21, 1997 among KBK Financial, Inc., as borrower, and KBK Capital Corporation, as guarantor, and the Banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent.

   10.11     --Amendment to Third Amended and Restated Loan Agreement

   10.12     --Receivables Purchase Agreement (4/11/97)

   10.13     --Purchase and Sale Agreement (4/11/97)

   21.1 --Subsidiary of the Company (incorporated by reference to Exhibit to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

+  Management contract or compensatory plan or arrangement

      (b)    Reports on form 8-K

 The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KBK CAPITAL CORPORATION
                                                  REGISTRANT


Date:  March 29, 1999                     By /s/ JAY K. TURNER
                                                 Jay K. Turner, Executive
                                                 Vice President and Chief
                                                 Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.



By /s/  ROBERT J. MCGEE           Chairman and Chief Executive Officer      March 29, 1999
       (Robert J. McGee)

By /s/  JAY K. TURNER             Executive Vice President and Chief        March 29, 1999
       (Jay K. Turner)            Financial Officer (Principal
                                  Financial Officer)

By /s/  DEBORAH B. WILKINSON      Vice President and Controller             March 29, 1999
       (Deborah B. Wilkinson)     (Principal Accounting Officer)

By /s/  KENNETH H. JONES, JR.)    Vice Chairman and Director                March 29, 1999
       (Kenneth H. Jones, Jr.)

By /s/  THOMAS SIMMONS            Director                                  March 29, 1999
       (Thomas Simmons)


By /s/  DANIEL R. FEEHAN          Director                                  March 29, 1999
       (Daniel R. Feehan)

By /s/  THOMAS L. HEALEY          Director                                  March 29, 1999
       (Thomas L. Healey)

By /s/  MARTHA V. LEONARD         Director                                  March 29, 1999
       (Martha V. Leonard)


By /s/  R. EARL COX, III          Director                                  March 29, 1999
       (R. Earl Cox, III)


By /s/    HARRIS A. KAFFIE        Director                                  March 29, 1999
         (Harris A. Kaffie)
