Form 10QSB
period 1999-03-31
KBK CAPITAL CORP
filed 1999-05-14
CIK 921559

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                          ----------    ------------

                        COMMISSION FILE NUMBER: 0-24220

                            KBK CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                75-2416103
      (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

301 COMMERCE, SUITE 2200, FORT WORTH, TEXAS             76102-4122
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
YES  X     NO
    ----      ----

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                        3,204,846
                                      (SHARES OUTSTANDING AS OF MARCH 31, 1999)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES             NO    X
    ------          -----

===============================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended March 31, 1999


                                                                                                          Page
                                                                                                         Number

PART I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements

              Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998               2

              Consolidated Statements of Income for the Three Months Ended March 31, 1999                   3
              (unaudited) and 1998 (unaudited)

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999               4
              (unaudited) and 1998 (unaudited)

              Notes to Consolidated Financial Statements                                                  5-7

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations      7-11

PART II.      OTHER INFORMATION                                                                           12

Item 1 -      Legal Proceedings                                                                           12

Item 6 -      Exhibits and Reports on Form 8-K                                                            12

              Signatures                                                                                  12

PART 1. - ITEM 1 - FINANCIAL STATEMENTS


                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                      MAR. 31, 1999      DEC. 31, 1998
                                                                                      (UNAUDITED)
                                                                                     -------------      -------------
Cash                                                                                 $  14,558,511      $     136,223

Accounts receivable, net                                                                13,421,710         15,924,170

Loans receivable, net                                                                   61,920,533         61,147,544

Retained interest in sold assets, net                                                    4,240,639          2,377,884

Less allowance for credit losses                                                        (1,974,673)        (1,949,573)
                                                                                     -------------      -------------
      Total receivables, net                                                            77,608,209         77,500,025

Premises and equipment, net of accumulated depreciation of
      $2,476,916 and $2,269,494 at March 31, 1999 and
      December 31, 1998, respectively                                                    2,008,092          2,105,945
Intangible assets, less accumulated amortization of $2,370,312 and
      $2,271,934 at March 31, 1999 and December 31, 1998, respectively                   3,383,181          3,481,559

Other investments                                                                        1,750,000          1,750,000

Other assets                                                                             2,322,922          2,646,869
                                                                                     -------------      -------------
                          Total assets                                               $ 101,630,915      $  87,620,621
                                                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                                  $  42,000,000      $  26,000,000
Mandatorily redeemable preferred securities                                             15,975,721         15,965,232
Commercial paper                                                                         2,000,000          2,000,000
Due to clients                                                                          16,315,177         17,232,335
Accounts payable and other liabilities                                                     106,789            736,428
Income taxes payable                                                                            --                 --
Deferred revenue                                                                            69,725            257,322
                                                                                     -------------      -------------
                          Total liabilities                                             76,467,412         62,191,317

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value. Authorized 100,000 shares; no
      shares issued and outstanding                                                             --                 --

Common stock, $.01 par value. Authorized 10,000,000 shares; issued
      3,560,713 shares and outstanding 3,204,846 at March 31,1999 and issued 3,550,738 shares and outstanding 3,194,871 at December 31, 1998
                                                                                            35,607             35,507
Additional paid-in capital                                                              16,241,996         16,759,567
Retained earnings                                                                       11,945,477         11,693,807
Treasury stock, at cost, 355,867 shares at March 31, 1999 and
      December 31, 1998                                                                 (3,059,577)        (3,059,577)
                                                                                     -------------      -------------
                          Total stockholders' equity                                    25,163,503         25,429,304
                                                                                     -------------      -------------
                          Total liabilities and stockholders' equity                 $ 101,630,915      $  87,620,621
                                                                                     =============      =============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                      THREE MONTHS        THREE MONTHS
                                                                         ENDED               ENDED
                                                                     MARCH 31, 1999      MARCH 31, 1998
                                                                      (UNAUDITED)          (UNAUDITED)
                                                                      ----------           ----------
Earned discount income                                                $  541,606           $  492,101
Interest income - Loans                                                1,666,007              823,913
Servicing fees                                                         1,588,640            2,006,092
Other income - Fees                                                      916,910              775,138
                                                                      ----------           ----------
             Total revenue                                             4,713,163            4,097,244
Interest expense                                                       1,226,403              491,292
                                                                      ----------           ----------
        Income after interest expense                                  3,486,760            3,605,952
Provision for credit losses                                              400,000              300,000
                                                                      ----------           ----------
Income after interest expense and provision for credit losses          3,086,760            3,305,952

Operating expenses:
        Salaries and employee benefits                                 1,600,335            1,177,158
        Amortization of intangible assets                                 98,378               98,378
        Occupancy and equipment                                          429,339              359,105
        Professional fees                                                121,203              114,723
        Other                                                            450,291              404,140
                                                                      ----------           ----------
             Total operating expenses                                  2,699,546            2,153,504
                                                                      ----------           ----------

        Income before income taxes                                       387,214            1,152,448
Income tax expense:
        Federal                                                          131,670              377,101
        State                                                              3,874               69,147
                                                                      ----------           ----------
             Total income taxes                                          135,544              446,248
                                                                      ----------           ----------
             Net income                                               $  251,670           $  706,200
                                                                      ==========           ==========
Earnings per share - basic                                            $     0.08           $     0.21
                                                                      ==========           ==========
Weighted-average common shares outstanding - basic                     3,289,206            3,318,328
                                                                      ==========           ==========
Earnings per share - diluted                                          $     0.07           $     0.18
                                                                      ==========           ==========
Weighted-average common shares outstanding - diluted                   3,589,145            3,851,018
                                                                      ==========           ==========


See accompanying notes to financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     THREE MONTHS      THREE MONTHS
                                                                                        ENDED              ENDED
                                                                                    MAR. 31, 1999      MAR. 31, 1998
                                                                                     (UNAUDITED)        (UNAUDITED)
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                           $    251,670      $    706,200
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                                    335,054           283,243
         Provision for credit losses                                                      400,000           300,000
         (Increase) decrease in accounts receivable, net                                2,127,560          (572,229)
         Net (increase) decrease in retained interest in sold assets                   (1,802,324)        1,965,412
         (Increase) decrease in other assets                                              323,947          (117,204)
         Decrease in due to clients                                                      (917,158)          (32,730)
         Decrease in accounts payable and other liabilities                              (629,639)         (224,115)
         Increase (decrease) in interest payable for the sold assets                      (60,431)           60,759
         Increase in income taxes payable                                                    --             378,679
         Increase (decrease) in deferred revenue                                         (187,597)           83,870
                                                                                     ------------      ------------
             Net cash provided by (used in) operating activities                         (158,918)        2,831,885

CASH FLOWS FROM INVESTING ACTIVITIES
         Net increase in loans receivable, net                                           (772,989)       (3,543,245)
         Purchases of premises and equipment                                             (128,334)         (101,905)
                                                                                     ------------      ------------
             Net cash used in investing activities                                       (901,323)       (3,645,150)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net borrowings from bank line of credit                                       16,000,000         3,000,000
         Purchase of stock warrants                                                      (572,500)             --
         Exercise of stock options                                                         38,360
         Issuance of common stock                                                          16,669              --
         Repurchase of common stock                                                          --            (762,257)
                                                                                     ------------      ------------
             Net cash provided by financing activities                                 15,482,529         2,237,743
                                                                                     ------------      ------------
             Net increase in cash                                                      14,422,288         1,424,478
Cash at beginning of period                                                               136,223         4,869,516
                                                                                     ------------      ------------
Cash at end of period                                                                $ 14,558,511      $  6,293,994
                                                                                     ============      ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC") and KBK Capital Trust I, (the "Trust"), included herein, are unaudited as of and for all periods ended March 31, 1999 and 1998. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1998 and 1997 which are included in the Company's 1998 annual report.

2. SALE OF ASSETS. In April 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables and inventory loans are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables and inventory loans from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in the servicing agreement. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables and/or inventory loans. No gain or loss results from the sale of these receivables and inventory loans to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents amounts due from the conduit. This retained interest amounted to $4,240,639 as of March 31, 1999.

3. OTHER INVESTMENTS. During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity which took over the operations of the company selling KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity.

4. BANK LINE OF CREDIT. KBK maintains a $62.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At March 31, 1999, $62.9 million was committed with outstanding indebtedness under this Credit Facility of $42.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $5.0 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There were $1.3 million in letters of credit outstanding at March 31, 1999. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At March 31, 1999, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $8.6 million in available credit under this line.

5. MANDATORILY REDEEMABLE PREFERRED SECURITIES. In 1998, the Trust issued 1,725,000 shares of mandatorily redeemable Trust Preferred Securities. The principal assets of the Trust are approximately $16.0 million in subordinated debentures issued by the Company. The subordinated debentures, which are eliminated upon consolidation of the Trust with the Company, bear interest at a rate of 9.50% and mature in 2028, subject to extension or earlier redemption in certain events. The Company owns all of the common securities of the Trust.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,274,279 as of March 31, 1999, is being accreted over 15 years by making periodic charges to the Company's earnings. This accretion and the distributions noted above amounted to approximately $415,000 for the quarter ended March 31, 1999 and are reflected in the accompanying consolidated statements of income as interest expense.

6. STOCKHOLDERS' EQUITY. The Company acquired no shares of its common stock during the quarter ended March 31, 1999. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 355,867 shares of Treasury Stock at a cost of $3,059,577 as of March 31, 1999. In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. During the first quarter of 1999, the Company paid $572,500 to repurchase from a former director warrants to purchase 160,000 shares of the Company's common stock. The remaining 340,000 warrants are exercisable at $5 per share and expire on February 25, 2005.



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

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations that drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in nineteen states and are engaged in a range of businesses, including energy-related, manufacturing, wholesale and retail distribution, and other businesses.

KBK's growth strategies include increasing market penetration and expanding its market presence, extending its product line and opportunistically pursuing strategic acquisitions and partnerships which will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

         Analysis of First Quarter 1999 Compared to First Quarter 1998

The following table sets forth the results of operations and certain other data of the Company for the first quarter of 1999 and the first quarter of 1998.



                                   Quarter Ended                   Quarter Ended
                                   March 31, 1999                  March 31, 1998
                                    (unaudited)                     (unaudited)
                                   --------------                  --------------
                                                   (dollars in thousands)
Average Net Earning Assets
     Managed and Owned             $  133,739                     $  101,252
     Owned                             69,712                         37,698
Total Revenue                           4,713          100.0%          4,097          100.0%
Interest Expense                        1,226           26.0%            491           12.0%
Provision for Credit Losses               400            8.5%            300            7.3%
Operating Expense                       2,700           57.3%          2,154           52.6%
Income Taxes                              135            2.9%            446           10.9%
Net Income                                252            5.3%            706           17.2%

Average net earning assets (managed and owned) increased 32.1% to $133.7 million for the quarter ended March 31, 1999 from $101.3 million for the quarter ended March 31, 1998. Approximately 71% of the asset growth related to loans which carry a yield lower than the accounts receivable portfolio. Therefore, the total revenue increased only 15.0%, or $616,000 to $4.7 million for the quarter ended March 31, 1999 from the quarter ended March 31, 1998 total revenue of $4.1 million. The sale of assets resulted in $1.6 million in servicing fee income during the quarter ended March 31, 1999.

Interest expense increased $735,000 to $1.2 million for the first quarter of 1999 compared with $491,000 for the first quarter of 1998. This increase resulted from the $34.9 million increase in average funded debt required to support the increase in net average earning assets. The trust preferred securities comprised $16.0 million of the increased funding and carried a significantly higher cost of funds than the bank debt. In addition, the net effect of the increased revenue and increased interest expense was a decrease of $119,000, or 3.3%, in income after interest expense for the quarter ended March 31, 1999, compared to the prior year quarter.

A provision for credit losses of $400,000 was recorded for the first quarter of 1999, compared to $300,000 for the first quarter of 1998. During the first quarter of 1999 the Company had net chargeoffs of $375,000 compared to $269,000 of net chargeoffs for the first quarter of 1998. The allowance for credit losses at March 31, 1999 of $2.0 million represents 2.5% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.8% of average net earning assets owned for the quarter then ended. The allowance for credit losses at March 31, 1998 of $2.0 million represented 4.1% of total outstanding loans and accounts receivables and 5.2% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at March 31, 1999.

Operating expenses of $2.7 million for the three months ended March 31, 1999 increased $546,000, or 25.3%, compared with $2.2 million for the three months ended March 31, 1998. Employment related expense constituted $423,000 of the increase, due primarily to additional executive management hired subsequent to the first quarter of 1998 and bonus accruals related to marketing production. Occupancy and equipment expense increased $70,000 to $429,000 for the quarter ended March 31, 1999 compared to $359,000 for the quarter ended March 31, 1998, primarily related to the Company's growth resulting in additional occupancy and systems costs in the corporate offices. The Company's growth also generated a $46,000 increase in other expenses to $450,000 for the quarter ended March 31, 1999 compared to $404,000 for the quarter ended March 31, 1998.

The decreased income after interest expense, coupled with increased operating expenses, resulted in a 66.4% decrease in earnings compared to the first quarter of 1998. Therefore, income taxes of $135,000 for the first quarter of 1999 were 69.7% less than the $446,000 of income taxes for the first quarter of 1998.

As a result of the foregoing, net income of the Company for the first quarter of 1999, decreased to $252,000 from $706,000 for the first quarter of 1998.

CHANGES IN FINANCIAL CONDITION

Total assets increased 16.0% from $87.6 million at December 31, 1998 to $101.6 million at March 31, 1999. This increase is primarily related to the increase in cash from $136,000 at December 31, 1998 to $14.6 million at March 31, 1999 and the corresponding increase in the bank line of credit from $26.0 million at December 31, 1998 to $42.0 million at March 31, 1999. This increase in cash resulted from anticipated client fundings which did not occur until April, 1999.

Stockholders' equity decreased $266,000, from $25.4 million at December 31, 1998 to $25.2 million at March 31, 1999, which was the net result of net income of $252,000, stock option exercise and stock issuance totaling $55,000, and a reduction of $572,500 for warrants purchased during the three months ended March 31, 1999. The Company paid no dividends on its common stock for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets increased by $32.0 million, from $37.7 million during the quarter ended March 31, 1998 to $69.7 million for the same period in 1999. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line, expansion of market presence, and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintains a $62.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At March 31, 1999, $62.9 million was committed with outstanding indebtedness under this Credit Facility of $42.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $5.0 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There was $1.3 million in letters of credit outstanding at March 31, 1999. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At March 31, 1999, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $8.6 million in available credit under this line.

In May 1998, the Company reinstated its commercial paper program ("CP Program"). During the 19 year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company, however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of March 31, 1999, KBK had issued three certificates with a balance outstanding of $2,000,000 ($1,000,000 at a coupon rate of 7.75%, maturing May 13, 1999 and
$1,000,000 at a coupon rate of 8.75%, maturing June 11, 1999). The commercial paper balance included $1,000,000 issued to a Director of the Company.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15.7% of the outstanding shares at year end 1998) of the Company's common stock at the current market price. At March 31, 1999, 355,867 shares of common stock were held in the treasury at a cost of $3.1 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

Future sources of liquidity to fund growth in earning assets are anticipated from the sale of earning assets, the issuance of unsecured and secured corporate debt obligations, preferred and common stock issuance, as well as from traditional bank financing.


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

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27             Financial Data Schedule


         (b)      Reports on Form 8-K

                  None



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   KBK CAPITAL CORPORATION



Date        May 14, 1999              /s/ Jay K. Turner
         ------------------        -----------------------------------
                                   Jay K. Turner,
                                   Executive Vice President and Chief
                                   Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27             Financial Data Schedule