Form 10QSB
period 1999-06-30
KBK CAPITAL CORP
filed 1999-08-12
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

YES [X]   NO [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                           3,190,598
                                        (SHARES OUTSTANDING AS OF JUNE 30, 1999)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES [ ]   NO [X]


================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended June 30, 1999


                                                                                                                       Page
                                                                                                                      Number
       PART I.       FINANCIAL INFORMATION

       Item 1 -      Financial Statements

                     Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998                     2

                     Consolidated Statements of Operations for the Three Months Ended June 30, 1999 and 1998            3
                     (unaudited) and Six Months Ended June 30, 1999 and 1998 (unaudited)

                     Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
                     June 30, 4 1999 (unaudited) and Year Ended December 31, 1998                                       4

                     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998              5
                     (unaudited)

                     Notes to Consolidated Financial Statements                                                        6-7

       Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations             8-13

       PART II.      OTHER INFORMATION                                                                                  14

       Item 1 -      Legal Proceedings                                                                                  14

       Item 4 -      Submission of Matters to a Vote of Security Holders                                                14

       Item 5 -      Other Information                                                                                  14

       Item 6 -      Exhibits and Reports on Form 8-K                                                                   14

                     Signatures                                                                                         14

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                               JUNE 30, 1999       DEC. 31, 1998
                                                                                (UNAUDITED)
                                                                               -------------      -------------
                                           ASSETS
Cash                                                                           $     904,767      $     136,223

Accounts receivable, net                                                          16,016,736         15,924,170

Loans receivable, net                                                             64,726,712         61,147,544

Retained interest in sold assets                                                  11,692,908          2,377,884

Less allowance for credit losses                                                  (1,591,202)        (1,949,573)
                                                                               -------------      -------------
    Total receivables, net                                                        90,845,154         77,500,025

Premises and equipment, net of accumulated depreciation of
    $2,651,893 and $2,269,494 at June 30, 1999 and
    December 31, 1998, respectively                                                1,894,664          2,105,945
Intangible assets, less accumulated amortization of                            $   2,468,690
    and $2,271,934 at June 30, 1999 and December 31, 1998, respectively            3,284,802          3,481,559
Other investments                                                                  1,750,000          1,750,000
Other assets                                                                       2,149,704          2,646,869
                                                                               -------------      -------------
    Total assets                                                               $ 100,829,091      $  87,620,621
                                                                               =============      =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Bank line of credit                                                            $  43,500,000      $  26,000,000
Mandatorily redeemable preferred securities                                       15,986,444         15,965,232
Commercial paper                                                                   1,200,000          2,000,000
Due to clients                                                                    14,655,612         17,232,335
Accounts payable and other liabilities
                                                                                     346,539            736,428

Deferred revenue                                                                     116,732            257,322
                                                                               -------------      -------------
    Total liabilities                                                             75,805,327         62,191,317
STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value. Authorized 100,000 shares; no
    shares issued and outstanding                                                         --                 --
Common stock, $.01 par value. Authorized 10,000,000 shares; issued
    3,560,713 shares and outstanding 3,190,598 at June 30, 1999 and
    issued 3,550,738 shares and outstanding 3,194,871 at December 31, 1998            35,607             35,507
Additional paid-in capital                                                        16,241,996         16,759,567
Retained earnings                                                                 11,899,730         11,693,807
Treasury stock                                                                    (3,153,569)        (3,059,577)
                                                                               -------------      -------------
    Total stockholders' equity                                                    25,023,764         25,429,304
                                                                               -------------      -------------
    Total liabilities and stockholders' equity                                 $ 100,829,091      $  87,620,621
                                                                               =============      =============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        THREE MONTHS     THREE MONTHS    SIX MONTHS      SIX MONTHS
                                           ENDED            ENDED           ENDED          ENDED
                                       JUNE 30, 1999    JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                        (UNAUDITED)      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                       -------------    -------------   -------------   -------------
Earned discount income                  $ 1,059,339      $   550,186     $ 1,600,945     $ 1,042,297
Interest income - Loans                   2,111,470        1,100,156       3,777,477       1,924,069
Servicing fees                              669,667        2,039,437       2,258,307       4,045,529
Other income - Fees                         809,558          945,464       1,726,467       1,720,602
                                        -----------      -----------     -----------     -----------
 Total revenue                            4,650,034        4,635,243       9,363,196       8,732,497
Interest expense                          1,281,007          678,638       2,507,410       1,169,930
                                        -----------      -----------     -----------     -----------
 Income after interest expense            3,369,027        3,956,605       6,855,786       7,562,567
Provision for credit losses                 400,000          400,000         800,000         700,000
                                        -----------      -----------     -----------     -----------
 Income after interest expense and
     provision for credit losses          2,969,027        3,556,605       6,055,786       6,862,567

Operating expenses:
 Salaries and employee benefits           1,496,003        1,281,143       3,096,338       2,458,301
 Amortization of intangible assets           98,378           98,378         196,756         196,756
 Occupancy and equipment                    395,661          368,871         825,000         727,976
 Professional fees                          506,999           72,148         628,202         186,871
 Other                                      516,086          540,504         966,377         944,644
                                        -----------      -----------     -----------     -----------
  Total operating expenses                3,013,127        2,361,044       5,712,673       4,514,548
                                        -----------      -----------     -----------     -----------

  Income (loss) before income taxes         (44,100)       1,195,561         343,113       2,348,019
Income taxes:
 Federal                                     (3,055)         406,415         128,615         783,516
 State                                         (479)          71,970           3,395         141,117
                                        -----------      -----------     -----------     -----------
  Total income taxes                         (3,534)         478,385         132,010         924,633
                                        -----------      -----------     -----------     -----------

Net income (loss)                       $   (40,566)     $   717,176     $   211,103     $ 1,423,386
                                        ===========      ===========     ===========     ===========

Net income (loss) per share-basic       $     (0.01)     $      0.22     $      0.07     $      0.43
                                        ===========      ===========     ===========     ===========

Net income (loss) per share-diluted     $     (0.01)     $      0.19     $      0.06     $      0.37
                                        ===========      ===========     ===========     ===========

Weighted-average common shares
    outstanding-basic                     3,200,576        3,274,033       3,192,226       3,296,058
                                        ===========      ===========     ===========     ===========

Weighted-average common shares
    outstanding-diluted                   3,333,429        3,788,359       3,405,548       3,819,515
                                        ===========      ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         SIX MONTHS ENDED JUNE 30, 1999 AND YEAR ENDED DECEMBER 31, 1998


                                        Common Stock
                               ----------------------------       Additional                                              Total
                                 Shares                            paid-in           Retained           Treasury       stockholders'
                               Outstanding        Amount           capital           earnings            stock            equity
                               -----------     ------------      ------------      ------------      ------------      ------------
Balance, December 31, 1997      3,342,033      $     35,472      $ 16,584,805      $  9,301,001      $ (1,352,366)     $ 24,568,912

Purchase of treasury stock       (150,700)               --                --                --        (1,707,211)       (1,707,211)


Exercise of stock options           1,400                14             9,786                --                --             9,800

Issuance of common stock            2,138                21            19,101                --                --            19,122

Issuance of stock options              --                --           145,875                --                --           145,875

Net Income                             --                --                --         2,392,806                --         2,392,806
                                ---------      ------------      ------------      ------------      ------------      ------------

Balance, December 31, 1998      3,194,871            35,507        16,759,567        11,693,807        (3,059,577)       25,429,304

Purchase of treasury stock        (16,500)               --                --                --          (113,359)         (113,359)

Issuance of common stock from       2,252                --                --            (5,180)           19,367            14,187
treasury

Issuance of common stock            1,975                20            16,649                --                --            16,669

Exercise of stock options           8,000                80            38,280                --                --            38,360

Purchase of stock warrants             --                --          (572,500)               --                --          (572,500)

Net Income                             --                --                --           211,103                --           211,103
                                ---------      ------------      ------------      ------------      ------------      ------------
Balance, June 30, 1999          3,190,598      $     35,607      $ 16,241,996      $ 11,899,730      $ (3,153,569)     $ 25,023,764
                                =========      ============      ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      SIX MONTHS ENDED JUNE 30
                                                                   ------------------------------
                                                                       1999              1998
                                                                   (UNAUDITED)        (UNAUDITED)
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         $    211,103      $  1,423,386
Adjustments to reconcile net income to net cash used
 In operating activities:
   Depreciation and amortization                                        645,804           571,705
   Provision for credit losses                                          800,000           700,000
   (Increase) decrease in accounts receivable, net                   (1,250,937)       (5,460,364)
   Net increase in retained interest in sold assets                  (9,216,885)       (1,518,326)
   (Increase) decrease in other assets                                  497,165          (213,340)
   Increase (decrease) in due to clients                             (2,576,723)        3,354,414
   Increase in accounts payable and other liabilities                  (389,889)         (305,841)
   Increase (decrease) in interest payable for the sold assets          (98,139)           74,360
   Decrease in income taxes payable                                          --           (11,307)
   Increase (decrease) in deferred revenue                             (140,590)           79,422
                                                                   ------------      ------------
   Net cash used in operating activities                            (11,519,091)       (1,305,891)
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans receivable, net                              (3,579,168)      (21,146,126)
  Purchase of premises and equipment                                   (216,554)         (270,924)
                                                                   ------------      ------------
   Net cash used in investing activities                             (3,795,722)      (21,417,050)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings from bank line of credit                           17,500,000        17,400,000
   Purchase of stock warrants                                          (572,500)               --
   Increase (decrease) in commercial paper                             (800,000)        3,500,000
   Repurchase of common stock                                          (113,359)         (912,257)
   Exercise of stock options                                             38,360                --
   Issuance of common stock                                              30,856             9,800
                                                                   ------------      ------------
   Net cash provided by financing activities                         16,083,357        19,997,543
                                                                   ------------      ------------
   Net increase (decrease) in cash                                      768,544        (2,725,398)

Cash at beginning of period                                             136,223         4,869,516
                                                                   ------------      ------------
Cash at end of period                                              $    904,767      $  2,144,118
                                                                   ============      ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC") and KBK Capital Trust I, (the "Trust"), included herein, are unaudited as of and for all periods ended June 30, 1999 and 1998. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1998 and 1997 which are included in the Company's 1998 annual report.

2. SALE OF ASSETS. In April 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables and inventory loans are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables and inventory loans from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in the servicing agreement. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables and/or inventory loans. No gain or loss results from the sale of these receivables and inventory loans to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents amounts due from the conduit. This retained interest amounted to $11,692,908 as of June 30, 1999.

3. OTHER INVESTMENTS. During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company selling KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity.

4. BANK LINE OF CREDIT. KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At June 30, 1999, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $43.5 million. Under the Credit Facility, KBK is entitled to the issuance of one or more letters of credit, which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the Credit Facility. There were $3.3 million in letters of credit outstanding at June 30, 1999. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At June 30, 1999, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $12.1 million in available credit under the Credit Facility.

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

The Preferred Securities are redeemable for cash, at the option of the Trust, in whole or in part, from time to time on or after November 30, 2001, at a redemption price of $10.00 per share plus accumulated and unpaid distributions thereon. The Preferred Securities will also be redeemable upon the repayment either at maturity of the Debentures or as a result of the acceleration of the Debentures upon an event of default. Distributions on the Preferred Securities are cumulative and accrue at 9.50% per annum on the sum of liquidation value thereof, plus unpaid distributions, which have been accrued in prior quarters. Accrued and unpaid distributions are reflected in other liabilities in the accompanying consolidated balance sheets.

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,263,556 as of June 30, 1999, is being accreted over 15 years by making periodic charges to the Company's earnings. This accretion and the distributions noted above amounted to approximately $415,000 for the quarter ended June 30, 1999 and are reflected in the accompanying consolidated statements of operations as interest expense.

6. STOCKHOLDERS' EQUITY. The Company acquired 14,248 shares of its common stock during the quarter ended June 30, 1999, pursuant to the Stock Repurchase Plan initiated in 1995. The Company held 370,115 shares of Treasury Stock at a cost of $3,153,569 as of June 30, 1999.

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

       KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations that drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet this need. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in nineteen states and are engaged in a range of businesses, including energy-related, manufacturing, wholesale and retail distribution, and other businesses.

       KBK's growth strategies include increasing market penetration and expanding its market presence, extending its product line and opportunistically pursuing strategic acquisitions and partnerships, which will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

         Analysis of Second Quarter 1999 Compared to Second Quarter 1998

The following table sets forth the results of operations and certain other data of the Company for the second quarter of 1999 and the second quarter of 1998.


                                       Quarter Ended                     Quarter Ended
                                       June 30, 1999                    June 30, 1998
                                        (unaudited)                       (unaudited)
                                -------------------------         -------------------------
                                                  (dollars in thousands)
Average Net Earning Assets
     Managed and Owned          $ 126,459                         $  112,587
     Owned                         71,481                             45,943
Total Revenue                       4,650           100.0%             4,635          100.0%
Interest Expense                    1,281            27.5%               679           14.6%
Provision for Credit Losses           400             8.6%               400            8.6%
Operating Expense                   3,013            64.8%             2,361           50.9%
Income Taxes                           (3)             --                478           10.4%
Net Income (Loss)                     (41)            -.9%               717           15.5%

Average net earning assets (managed and owned) increased 12.3% to $126.5 million for the quarter ended June 30, 1999 from $112.6 million for the quarter ended June 30, 1998. The asset growth is comprised of $28.3 million increase in the loan portfolio and $14.4 million decrease in the accounts receivable portfolio. Because loans carry a lower yield than the accounts receivable portfolio, total revenue was $4.6 million for the quarter ended June 30, 1999 and for the quarter ended June 30, 1998. The sale of assets resulted in $670,000 in servicing fee income during the quarter ended June 30, 1999.

Interest expense increased to $1.3 million for the second quarter of 1999 compared with $679,000 for the second quarter of 1998. This increase resulted primarily from the $28.9 million increase in average funded debt required to fund the increase in net average earning assets owned. The trust preferred securities comprised $16.0 million of the increased funding and carried a significantly higher cost of funds than the bank debt. In addition, the net effect of the flat revenue and increased interest expense was a decrease of $587,000, or 14.8%, in income after interest expense for the quarter ended June 30, 1999, compared to the prior year quarter.

A provision for credit losses of $400,000 was recorded for the second quarter of 1999, unchanged from the second quarter of 1998. During the second quarter of 1999 the Company had net chargeoffs of $784,000 compared to $399,000 of net chargeoffs for the second quarter of 1998. The increase in chargeoffs results primarily from final settlement on one non-performing relationship. The allowance for credit losses at June 30, 1999 of $1.6 million represents 1.7% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.2% of average net earning assets owned for the quarter then ended. The allowance for credit losses at June 30, 1998 of $2.0 million represented 2.7% of total outstanding loans and accounts receivables and 4.4% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1999.

Operating expenses of $3.0 million for the three months ended June 30, 1999 increased $652,000, or 27.6%, compared with $2.4 million for the three months ended June 30, 1998. Employment related expense constituted

$215,000 of the increase, due primarily to additional marketing staff hired subsequent to the second quarter of 1998. Professional fees increased $435,000, primarily related to due diligence services performed in connection with a terminated acquisition effort.

The decreased income after interest expense, coupled with increased operating expenses, resulted in a 104% decrease in earnings compared to the second quarter of 1998. Therefore, the income tax benefit of $4,000 for the second quarter of 1999 represented a 101% decrease from the $478,000 of income tax expense for the second quarter of 1998.

As a result of the foregoing, net income of the Company for the second quarter of 1999, decreased to a loss of $41,000 from income of $717,000 for the second quarter of 1998.


         Analysis of Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         The following table sets forth the results of operations and certain other data of the Company for the six months ended June 30, 1999 and 1998.


                                     Six Months Ended             Six Months Ended
                                      June 30, 1999                June 30, 1998
                                       (unaudited)                   (unaudited)
                                -----------------------         --------------------
                                                (dollars in thousands)
Average Net Earning Assets
     Managed and Owned          $130,079                   $  106,909
     Owned                        70,601                       41,810
Total Revenue                      9,363          100.0%        8,732          100.0%
Interest Expense                   2,507           26.8%        1,170           13.4%
Provision for Credit Losses          800            8.5%          700            8.0%
Operating Expense                  5,713           61.0%        4,514           51.7%
Income Taxes                         132            1.4%          925           10.6%
Net Income                           211            2.3%        1,423           16.3%

Average net earning assets (managed and owned) increased 21.7% to $130.1 million for the six months ended June 30, 1999 from $106.9 million for the six months ended June 30, 1998. The asset growth is comprised of $31.9 million increase in the loan portfolio and $8.7 million decrease in the accounts receivable portfolio. Because loans carry a lower yield than the accounts receivable portfolio, total revenue increased only 7.2%, or $631,000 to $9.4 million for the six months ended June 30, 1999 compared to $8.7 million for the same period in 1998. The sale of assets resulted in $2.3 million in servicing fee income during the six months ended June 30, 1999.

Interest expense increased 114.3% to $2.5 million for the six months ended June 30, 1999 from $1.2 million for the same period of 1998. This increase resulted primarily from the $32.0 million increase in average funded debt required to fund the increase in net average earning assets owned. The trust preferred securities comprised $16.0 million of the increased funding and carried a significantly higher cost of funds than the bank debt. In addition, the net effect of the small increase in revenue and increased interest expense was a decrease of $706,000, or 9.3%, in income after interest expense for the six months ended June 30, 1999, compared to the same period of the prior year.

A provision for credit losses of $800,000 was recorded for the six months ended June 30, 1999, as compared to $700,000 for the same period of 1998. During the six months ended June 30, 1999, the Company had net charge-offs of $1.2 million compared to $669,000 of net charge-offs for the same period of 1998. The increase in charge-offs results primarily from final settlement on one non-performing relationship. The allowance for credit losses at June 30, 1999 of $1.6 million represents 1.7% of total outstanding loans and accounts receivable and 2.3% of average net earning assets owned for the six months then ended. The allowance for credit losses at June 30, 1998 of $2.0 million was 2.7% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 4.8% of average net earning assets owned for the six months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 1999.

Operating expense of $5.7 million for the six months ended June 30, 1999 increased $1.2 million, or 26.6%, compared with the $4.5 million for the same period of 1998. Employment related expense increased $638,000 to $3.1 million for the six months ended June 30, 1999 compared to $2.5 million for the same period of 1998, due primarily to the addition of executive and marketing staff subsequent to the second quarter of 1998. Occupancy expense increased $97,000 to $825,000 for the six months ended June 30, 1999, from $728,000 for the same period of 1998, resulting primarily from the increased office space and depreciation for equipment and systems required in the Fort Worth office. Professional fees increased $441,000, primarily related to due diligence services performed in connection with a terminated acquisition effort.

The decreased income after interest expense, coupled with increased operating expenses, resulted in a 85.3% decrease in earnings compared to the six months ended June 30, 1998. Therefore, income taxes of $132,000 for the six months ended June 30, 1999 were 85.4% lower than the $925,000 of income taxes for the same period of 1998.

As a result of the foregoing, net income of the Company for the six months ended June 30, 1999 decreased $1.2 million, or 85.2%, to $211,000 from $1,423,000 for the same period in 1998.


CHANGES IN FINANCIAL CONDITION

Total assets increased 15.1% from $87.6 million at December 31, 1998 to $100.8 million at June 30, 1999. This increase is primarily related to the increase in total receivables from $77.5 million at December 31, 1998 to $90.8 million at June 30, 1999 and the corresponding increase in the bank line of credit from $26.0 million at December 31, 1998 to $43.5 million at June 30, 1999. A portion of the increased bank line of credit related to the $2.6 million decrease in due to clients.

Stockholders' equity decreased $405,000, from $25.4 million at December 31, 1998 to $25.0 million at June 30, 1999, which was the net result of net income of $211,000, stock option exercise and stock issuance totaling $69,000, treasury stock purchases of $113,000, and a reduction of $572,500 for warrants purchased during the six months ended June 30, 1999. The Company paid no dividends on its common stock for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets increased by $28.8 million, from $41.8 million during the first half of 1998 to $70.6 million for the same period in 1999. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line, expansion of market presence, and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At June 30, 1999, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $43.5 million. Under the Credit Facility, KBK is entitled to the issuance of one or more letters of credit, which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the Credit Facility. There was $3.3 million in letters of credit outstanding at June 30, 1999. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At June 30, 1999, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $12.1 million in available credit under the Credit Facility.

In May 1998, the Company reinstated its commercial paper program ("CP Program"). During the 19-year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company; however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of June 30, 1999, KBK had issued two certificates with a balance outstanding of $1.2 million, at a coupon rate of 7.75%, maturing July 11. 1999. The commercial paper balance included $700,000 issued to a member of the Company's Board of Directors.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15.7% of the outstanding shares at June 30, 1999) of the Company's common stock at the current market price. At June 30, 1999, 370,115 shares of common stock were held in the treasury at a cost of $3.2 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

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

The Company has initiated a Company-wide program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through modification of some existing programs and the replacement of other programs with new programs that are already year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion project by August 15, 1999. The total project costs are estimated to be immaterial and will be expensed as incurred.

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

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  - OTHER INFORMATION

         The Company's proxy statement on Schedule 14A dated June 22, 1999, contains disclosure regarding the Company's bylaw provisions requiring timely notice of a stockholder's proposal to be properly brought before the Company's 2000 annual meeting. As to any proposal that a stockholder intends to present to stockholders without inclusion in the Company's proxy statement for the Company's 2000 Annual Meeting of Stockholders, the proxies named in management's proxy for that meeting will be entitled to exercise their discretionary authority on that proposal by advising stockholders of such proposal and how they intend to exercise their discretion to vote on such matter, unless the stockholder making the proposal solicits proxies with respect to the proposal to the extent required by Rule 14a-(c)(2) under the Securities Exchange Act of 1934, as amended.

         Mr. Jay K. Turner, Executive Vice President and Chief Financial Officer, resigned from the Company in May 1999 and Ms. Deborah B. Wilkinson was appointed Executive Vice President and Chief Financial Officer in July 1999.

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KBK CAPITAL CORPORATION



Date  August 12, 1999                    /s/ Deborah B. Wilkinson
      ---------------       ----------------------------------------------------
                                             Deborah B. Wilkinson,
                            Executive Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule