Form 10QSB
period 1999-09-30
KBK CAPITAL CORP
filed 1999-11-12
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO
                                                       -----  ------

                         COMMISSION FILE NUMBER: 0-24220

                             KBK CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                     75-2416103
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

301 COMMERCE, SUITE 2200, FORT WORTH, TEXAS                      76102-4122
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
YES [X] NO [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                         3,161,598
                                   (SHARES OUTSTANDING AS OF SEPTEMBER 30, 1999)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES [ ] NO [X]


================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended September 30, 1999


                                                                                                                       Page
                                                                                                                      Number

       PART I.       FINANCIAL INFORMATION

       Item 1 -      Financial Statements

                     Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998                2

                     Consolidated Statements of Income for the Three Months Ended September 30, 1999 and 1998           3
                     (unaudited) and Nine Months Ended September 30, 1999 and 1998 (unaudited)

                     Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended               4
                     September 30, 1999 (unaudited) and the Year Ended December 31, 1998

                     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998        5
                     (unaudited)

                     Notes to Consolidated Financial Statements                                                        6-8

       Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations             8-13

       PART II.      OTHER INFORMATION                                                                                  14

       Item 1 -      Legal Proceedings                                                                                  14

       Item 4 -      Submission of Matters to a Vote of Security Holders                                                14

       Item 6 -      Exhibits and Reports on Form 8-K                                                                   14

                     Signatures                                                                                         15

PART I. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                                    SEPT. 30,1999         DEC. 31, 1998
                                                                                     (UNAUDITED)
                                                                                    -------------         -------------
                                            ASSETS
Cash                                                                                $   5,692,660         $     136,223

Accounts receivable, net                                                               12,181,043            15,924,170

Loans receivable, net                                                                  68,109,504            61,147,544

Retained interest in sold assets                                                       11,764,868             2,377,884

Less allowance for credit losses                                                       (1,804,245)           (1,949,573)
                                                                                    -------------         -------------
    Total receivables, net                                                             90,251,170            77,500,025

Premises and equipment, net of accumulated depreciation of
    $2,831,245 and $2,269,494 at September 30, 1999 and
    December 31, 1998, respectively                                                     1,751,012             2,105,945
Intangible assets, less accumulated amortization of $2,567,069
    and $2,271,934 at September 30, 1999 and December 31, 1998, respectively            3,186,424             3,481,559

Other investments                                                                       1,750,000             1,750,000

Other assets                                                                            2,183,757             2,646,869
                                                                                    -------------         -------------
    Total assets                                                                    $ 104,815,023         $  87,620,621
                                                                                    =============         =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                                 $  49,000,000         $  26,000,000
Mandatorily redeemable preferred securities                                            15,997,410            15,965,232
Commercial paper                                                                          600,000             2,000,000
Due to clients                                                                         13,406,918            17,232,335
Accounts payable and other liabilities                                                    594,520               736,428
Deferred revenue                                                                          160,273               257,322
                                                                                    -------------         -------------
    Total liabilities                                                                  79,759,121            62,191,317

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
     shares issued and outstanding                                                             --                    --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
    3,561,513 shares and outstanding 3,161,598 at September 30, 1999 and
    issued 3,550,738 shares and outstanding 3,194,871 at December 31, 1998                 35,615                35,507
Additional paid-in capital                                                             16,245,236            16,759,567
Retained earnings                                                                      12,101,269            11,693,807
Treasury stock                                                                         (3,326,218)           (3,059,577)
                                                                                    -------------         -------------
    Total stockholders' equity                                                         25,055,902            25,429,304
                                                                                    -------------         -------------
    Total liabilities and stockholders' equity                                      $ 104,815,023         $  87,620,621
                                                                                    =============         =============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                              THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                 ENDED              ENDED              ENDED              ENDED
                                              SEPT 30, 1999      SEPT 30, 1998      SEPT 30, 1999      SEPT 30, 1998
                                               (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                              -------------      -------------      -------------      -------------
Earned discount income                         $   506,616        $   336,003         $ 2,107,561        $ 1,378,300
Interest income - Loans                          2,008,314          1,446,892           5,785,791          3,370,961
Servicing fees                                   1,427,638          1,851,287           3,685,945          5,896,816
Other income - Fees                                948,582            865,703           2,675,049          2,586,305
                                               -----------        -----------         -----------        -----------
      Total revenue                              4,891,150          4,499,885          14,254,346         13,232,382
Interest expense                                 1,426,715            834,401           3,934,125          2,004,331
                                               -----------        -----------         -----------        -----------
      Income after interest expense              3,464,435          3,665,484          10,320,221         11,228,051
Provision for credit losses                        400,000            400,000           1,200,000          1,100,000
                                               -----------        -----------         -----------        -----------
      Income after interest expense and
          provision for credit losses            3,064,435          3,265,484           9,120,221         10,128,051

Operating expenses:
      Salaries and employee benefits             1,552,211          1,263,409           4,648,549          3,721,710
      Amortization of intangible assets             98,379             98,379             295,135            295,135
      Occupancy and equipment                      390,878            379,825           1,215,878          1,107,801
      Professional fees                            115,663             98,352             743,865            285,223
      Other                                        530,586            518,905           1,496,963          1,463,559
                                               -----------        -----------         -----------        -----------
           Total operating expenses              2,687,717          2,358,870           8,400,390          6,873,428
                                               -----------        -----------         -----------        -----------

           Income before income taxes              376,718            906,614             719,831          3,254,623
Income taxes:
      Federal                                      170,780            308,246             299,395          1,091,762
      State                                          4,399           (121,934)              7,794             19,183
                                               -----------        -----------         -----------        -----------
           Total income taxes                      175,179            186,312             307,189          1,110,945
                                               -----------        -----------         -----------        -----------

Net income                                     $   201,539        $   720,302         $   412,642        $ 2,143,678
                                               ===========        ===========         ===========        ===========

Net income per share-basic                     $      0.06        $      0.22         $      0.13        $      0.65
                                               ===========        ===========         ===========        ===========

Net income per share-diluted                   $      0.06        $      0.19         $      0.12        $      0.57
                                               ===========        ===========         ===========        ===========

Weighted-average common shares
    outstanding-basic                            3,176,254          3,264,943           3,221,598          3,285,572
                                               ===========        ===========         ===========        ===========

Weighted-average common shares
    outstanding-diluted                          3,251,414          3,718,293           3,390,092          3,785,404
                                               ===========        ===========         ===========        ===========

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1998


                                       Common Stock
                                --------------------------     Additional                                            Total
                                   Shares                        paid-in         Retained        Treasury        stockholders'
                                Outstanding       Amount         capital         earnings         stock             equity
                                -----------   ------------    ------------     ------------    ------------      -------------
Balance, December 31, 1997       3,342,033    $     35,472    $ 16,584,805     $  9,301,001    $ (1,352,366)     $ 24,568,912


Purchase of treasury stock        (150,700)             --              --               --      (1,707,211)       (1,707,211)


Exercise of stock options            1,400              14           9,786               --              --             9,800


Issuance of common stock             2,138              21          19,101               --              --            19,122


Issuance of stock options               --              --         145,875               --              --           145,875


Net Income                              --              --              --        2,392,806              --         2,392,806
                                 ---------    ------------    ------------     ------------    ------------      ------------
Balance, December 31, 1998       3,194,871          35,507      16,759,567       11,693,807      (3,059,577)       25,429,304


Purchase of treasury stock         (46,300)             --              --               --        (286,008)         (286,008)

Issuance of common stock from
treasury                             2,252              --              --           (5,180)         19,367            14,187


Issuance of common stock             1,975              20          16,649               --              --            16,669


Exercise of stock options            8,800              88          41,520               --              --            41,608


Purchase of stock warrants              --              --        (572,500)              --              --          (572,500)


Net Income                              --              --              --          412,642              --           412,642

                                 ---------    ------------    ------------     ------------    ------------      ------------
Balance, September 30, 1999      3,161,598    $     35,615    $ 16,245,236     $ 12,101,269    $ (3,326,218)     $ 25,055,902
                                 =========    ============    ============     ============    ============      ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------
                                                                             1999                 1998
                                                                          (UNAUDITED)          (UNAUDITED)
                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                $    412,642         $  2,143,678
Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
       Depreciation and amortization                                           952,102              868,850
       Provision for credit losses                                           1,200,000            1,100,000
       Loss on premises and equipment                                            2,363                   --
       (Increase) decrease in accounts receivable, net                       2,397,799            3,443,553
       Net increase in retained interest in sold assets                     (9,286,561)            (927,737)
       (Increase) decrease in other assets                                     463,112           (2,140,290)
       Increase (decrease) in due to clients                                (3,825,417)           5,633,864
       Increase in accounts payable and other liabilities                     (141,908)            (454,811)
       Increase (decrease) in interest payable for the sold assets            (100,423)              74,360
       Decrease in income taxes payable                                             --              (11,307)
       Increase (decrease) in deferred revenue                                 (97,049)              (5,183)
                                                                          ------------         ------------
           Net cash provided by (used in) operating activities              (8,023,340)           9,724,977
                                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Net increase in loans receivable, net                                (6,961,960)         (33,014,085)
       Purchases of premises and equipment                                    (282,220)            (453,416)
       Sale of premises and equipment                                           10,001                   --
                                                                          ------------         ------------
           Net cash used in investing activities                            (7,234,179)         (33,467,501)
                                                                          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings from bank line of credit                              23,000,000           16,580,195
       Purchase of stock warrants                                             (572,500)                  --
       Increase (decrease) in commercial paper                              (1,400,000)           3,500,000
       Purchase of treasury stock                                             (286,008)          (1,216,987)
       Exercise of stock options                                                41,608                   --
       Issuance of common stock                                                 30,856                9,800
                                                                          ------------         ------------
           Net cash provided by financing activities                        20,813,956           18,873,008
                                                                          ------------         ------------
           Net increase (decrease) in cash                                   5,556,437           (4,869,516)

Cash at beginning of period                                                    136,223            4,869,516
                                                                          ------------         ------------
Cash at end of period                                                     $  5,692,660         $         --
                                                                          ============         ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC") and KBK Capital Trust I, (the "Trust"), included herein, are unaudited as of and for all periods ended September 30, 1999 and 1998. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1998 and 1997 which are included in the Company's 1998 annual report.

2. SALE OF ASSETS. In April 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables and inventory loans are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables and inventory loans from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in the servicing agreement. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables and/or inventory loans. No gain or loss results from the sale of these receivables and inventory loans to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents amounts due from the conduit. This retained interest amounted to $11,764,868 as of September 30, 1999.

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

4. BANK LINE OF CREDIT. KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At September 30, 1999, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $49.0 million. Under the Credit Facility, KBK is entitled to the issuance of one or more letters of credit, which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the Credit Facility. There were $3.0 million in letters of credit outstanding at September 30, 1999. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At September 30, 1999, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $2.3 million in available credit under the Credit Facility.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,252,590 as of September 30, 1999, is being accreted over 15 years by making periodic charges to the Company's earnings. This accretion and the distributions noted above amounted to approximately $415,000 for the quarter and $1.3 million for the nine months ended September 30, 1999 and are reflected in the accompanying consolidated statements of income as interest expense.

6. STOCKHOLDERS' EQUITY. The Company acquired 29,800 shares of its common stock during the quarter ended September 30, 1999 pursuant to the Stock Repurchase Plan initiated in 1995. The Company held 399,915 shares of Treasury Stock at a cost of $3,326,218 as of September 30, 1999. In 1992, in connection with the formation of the

Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. During the first quarter of 1999, the Company paid $572,500 to repurchase from a former director warrants to purchase 160,000 shares of the Company's common stock. The remaining 340,000 warrants are exercisable at $5 per share and expire on February 25, 2005.



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

RESULTS OF OPERATIONS

         Analysis of Third Quarter 1999 Compared to Third Quarter 1998

The following table sets forth the results of operations and certain other data of the Company for the third quarter of 1999 and the third quarter of 1998.


                                           Quarter Ended                     Quarter Ended
                                         September 30, 1999                September 30, 1998
                                            (unaudited)                        (unaudited)
                                   ---------------------------------------------------------------
                                                        (dollars in thousands)
Average Net Earning Assets
     Managed and Owned             $129,183                         $  122,811
     Owned                           77,096                             50,845
Total Revenue                         4,891             100.0%           4,500             100.0%
Interest Expense                      1,427              29.2%             835              18.6%
Provision for Credit Losses             400               8.2%             400               8.9%
Operating Expense                     2,687              54.9%           2,359              52.4%
Income Taxes                            175               3.6%             186               4.1%
Net Income                              202               4.1%             720              16.0%

Average net earning assets (managed and owned) increased 5.2% to $129.2 million for the quarter ended September 30, 1999 from $122.8 million for the quarter ended September 30, 1998. The asset growth is comprised of $15.8 million increase in the loan portfolio and $9.4 million decrease in the accounts receivable portfolio. Total revenue increased to $4.9 million for the quarter ended September 30, 1999 from $4.5 million for the quarter ended September 30, 1998. The sale of assets resulted in $1.4 million in servicing fee income during the quarter ended September 30, 1999.

Interest expense increased to $1.4 million for the third quarter of 1999 compared with $835,000 for the third quarter of 1998. This increase resulted primarily from the $28.2 million increase in average funded debt required to fund the increase in net average earning assets owned. The trust preferred securities comprised $16.0 million of the increased funding and carried a significantly higher cost of funds than the bank debt. Therefore, the net effect of the $391,000 increase in revenue and the $592,000 increase in interest expense was a decrease of $201,000, or 5.5%, in income after interest expense for the quarter ended September 30, 1999, compared to the prior year quarter.

A provision for credit losses of $400,000 was recorded for the third quarter of 1999, unchanged from the third quarter of 1998. During the third quarter of 1999 the Company had net chargeoffs of $187,000 compared to $417,000 of net chargeoffs for the third quarter of 1998. The decrease in chargeoffs results primarily from final settlement on several non-performing relationships during the third quarter of 1998. The allowance for credit losses at September 30, 1999 of $1.8 million represents 2.0% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.3% of average net earning assets owned for the quarter then ended. The allowance for credit losses at September 30, 1998 of $1.9 million represented 2.6% of total outstanding loans and accounts receivables and 3.8% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses, which might result from the purchased accounts receivable and loan portfolio at September 30, 1999.

Operating expenses of $2.7 million for the three months ended September 30, 1999 increased $328,000, or 13.9%, compared with $2.4 million for the three months ended September 30, 1998. Employment related expense constituted $288,000 of the increase, due primarily to additional marketing staff hired subsequent to the third quarter of 1998. Professional fees increased $17,000, and occupancy expense increased $11,000.

The decreased income after interest expense, coupled with increased operating expenses, resulted in a 58.4% decrease in earnings compared to the third quarter of 1998. The income tax expense of $175,000 for the third quarter of 1999 represented a 6.0% decrease from the $186,000 of income tax expense for the third quarter of 1998. The tax expense for these quarters is not comparable due to a state tax adjustment, which was recorded in the third quarter of 1998.

As a result of the foregoing, net income of the Company for the third quarter of 1999 decreased to $202,000 from $720,000 for the third quarter of 1998.


         Analysis of Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         The following table sets forth the results of operations and certain other data of the Company for the nine months ended September 30, 1999 and 1998.


                                          Nine Months Ended             Nine Months Ended
                                          September 30, 1999           September 30, 1998
                                            (unaudited)                    (unaudited)
                                   ---------------------------------------------------------------
                                                       (dollars in thousands)
Average Net Earning Assets
     Managed and Owned             $129,777                         $  112,142
     Owned                           72,790                             44,753
Total Revenue                        14,254             100.0%          13,232             100.0%
Interest Expense                      3,934              27.6            2,004              15.1%
Provision for Credit Losses           1,200               8.4            1,100               8.3%
Operating Expense                     8,400              58.9            6,873              52.0%
Income Taxes                            307               2.2            1,111               8.4%
Net Income                              413               2.9            2,144              16.2%

Average net earning assets (managed and owned) increased 15.7% to $129.8 million for the nine months ended September 30, 1999 from $112.1 million for the nine months ended September 30, 1998. The asset growth is comprised of $26.6 million increase in the loan portfolio and $8.9 million decrease in the accounts receivable portfolio. Because loans carry a lower yield than the accounts receivable portfolio, total revenue increased only 7.7%, or $1.1 million to $14.3 million for the nine months ended September 30, 1999 compared to $13.2 million for the same period in 1998. The sale of assets resulted in $3.7 million in servicing fee income during the nine months ended September 30, 1999.

Interest expense increased 96.3% to $3.9 million for the nine months ended September 30, 1999 from $2.0 million for the same period of 1998. This increase resulted primarily from the $31.0 million increase in average funded debt required to fund the increase in net average earning assets owned. The trust preferred securities comprised $16.0 million of the increased funding and carried a significantly higher cost of funds than the bank debt. In addition, the net effect of the small increase in revenue and increased interest expense was a decrease of $908,000, or 8.1%, in income after interest expense for the nine months ended September 30, 1999, compared to the same period of the prior year.

A provision for credit losses of $1.2 million was recorded for the nine months ended September 30, 1999, as compared to $1.1 million for the same period of 1998. During the nine months ended September 30, 1999, the Company had net charge-offs of $1.3 million compared to $1.1 million of net charge-offs for the same period of 1998. The allowance for credit losses at September 30, 1999 of $1.8 million represents 2.0% of total outstanding loans and accounts receivable and 2.5% of average net earning assets owned for the nine months then ended. The allowance for credit losses at September 30, 1998 of $1.9 million was 2.6% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 4.3% of average net earning assets owned for the nine months then ended. Management believes the current allowance is adequate to cover potential losses, which might result from the purchased accounts receivable and loan portfolio at September 30, 1999.

Operating expense of $8.4 million for the nine months ended September 30, 1999 increased $1.5 million, or 22.2%, compared with the $6.9 million for the same period of 1998. Employment related expense increased $927,000 to $4.6 million for the nine months ended September 30, 1999 compared to $3.7 million for the same period of 1998, due primarily to the addition of executive and marketing staff subsequent to the third quarter of 1998. Occupancy expense increased $108,000 to $1.2 million for the nine months ended September 30, 1999, from $1.1 million for the same period of 1998, resulting primarily from the increased office space and depreciation for equipment and systems required in the Fort Worth office. Professional fees increased $459,000, primarily related to due diligence services performed in connection with a terminated acquisition effort.

The decreased income after interest expense, coupled with increased operating expenses, resulted in a 77.9% decrease in earnings compared to the nine months ended September 30, 1998. Therefore, income taxes of $307,000 for the nine months ended September 30, 1999 were 72.3% lower than the $1.1 million of income taxes for the same period of 1998.

As a result of the foregoing, net income of the Company for the nine months ended September 30, 1999 decreased $1.7 million, or 80.8%, to $413,000 from $2.1 million for the same period in 1998.


CHANGES IN FINANCIAL CONDITION

Total assets increased 19.6% from $87.6 million at December 31, 1998 to $104.8 million at September 30, 1999. This increase is primarily related to the increase in net receivables from $77.5 million at December 31, 1998 to $90.3 million at September 30, 1999 and the corresponding increase in the bank line of credit from $26.0 million at December 31, 1998 to $49.0 million at September 30, 1999.

Stockholders' equity decreased $373,000, from $25.4 million at December 31, 1998 to $25.1 million at September 30, 1999, which was the net result of net income of $413,000, stock option exercise and stock issuance totaling $72,000, treasury stock purchases of $286,000, and a reduction of $572,500 for warrants purchased during the nine months ended September 30, 1999. The Company paid no dividends on its common stock for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets increased by $28.0 million, from $44.8 million during the first nine months of 1998 to $72.8 million for the same period in 1999. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line, expansion of market presence, and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At September 30, 1999, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $49.0 million. Under the Credit Facility, KBK is entitled to the issuance of one or more letters of credit, which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the Credit Facility. There was $3.0 million in letters of credit outstanding at September 30, 1999. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At September 30, 1999, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $2.3 million in available credit under the Credit Facility.

In May 1998, the Company reinstated its commercial paper program ("CP Program"). During the 19-year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company; however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of September 30, 1999, KBK had issued two certificates with a balance outstanding of $600,000, at an average coupon rate of 8.00%, maturing on October 12 and December 21, 1999. The commercial paper balance included $500,000 issued to a member of the Company's Board of Directors.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (15.8% of the outstanding shares at September 30, 1999) of the Company's common stock at the current market price. At September 30, 1999, 399,915 shares of common stock were held in the treasury at a cost of $3.3 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

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


IMPACT OF THE YEAR 2000 ISSUE

During 1998, the Company initiated a company-wide program to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems. The year 2000 is critical to these systems as many computer programs were written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions, including, but not limited to, a temporary inability to process transactions, communicate with customers and financial institutions and update internal accounting systems. If not corrected, such disruptions could have a significant impact on the Company's operations.

During 1999, the Company has completed its program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it is now year 2000 compliant through modification of some existing programs and the replacement of other programs with new programs that are year 2000 compliant. The Company utilized both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The total project costs have been immaterial and have been expensed as incurred.

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

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on July 21, 1999. Of the total 3,207,098 outstanding and authorized voting shares, there were present by proxy or in person, 2,935,033 shares or 92% of the voting shares outstanding. The following issues were presented to the stockholders for approval.

     1.       To elect three directors to serve for a term of three years;

     2. To amend the Company's 1996 Long-Term Incentive Plan, increasing the number of shares of Common Stock subject to the 1996 Plan from 325,000 to 675,000;

     3. To ratify the selection by the Board of Directors of KPMG LLP as independent auditors for the fiscal year ending December 31, 1999.

For Item 1, the following votes were cast for each of the nominees proposed by the Board of the Company.

                                   Shares                 Shares               Shares
      Nominee                     Voted For            Voted Against           Withheld          Broker Non-Votes
      -------                     ---------            -------------           --------          ----------------
Robert J. McGee                   2,928,033                 -0-                  7,000                 -0-
Daniel R. Feehan                  2,923,008                 -0-                 12,025                 -0-
Thomas L. Healey                  2,914,633                 -0-                 20,400                 -0-

In addition, the terms of Kenneth H. Jones, Jr., R. Earl Cox, III, Martha V. Leonard, Thomas M. Simmons, and Harris A. Kaffie as directors continued following the Annual Meeting.

For Item 2, shares voted FOR were 1,777,751 shares, 162,450 shares voted AGAINST, and 330 shares ABSTAINED. There were no broker non-votes.

For Item 3, shares voted FOR were 2,933,333 shares, 1,500 shares voted AGAINST, and 200 shares ABSTAINED.

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




                                          KBK CAPITAL CORPORATION



Date      November 12, 1999                   /s/ Deborah B. Wilkinson
         ---------------------------      --------------------------------------
                                                  Deborah B. Wilkinson,
                                          Executive Vice President and Chief
                                             Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule