Form 10KSB
period 1999-12-31
KBK CAPITAL CORP
filed 2000-03-30
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, .01 PAR VALUE      AMERICAN STOCK EXCHANGE, PACIFIC EXCHANGE, INC.
9.50% TRUST PREFERRED SECURITIES          AMERICAN STOCK EXCHANGE

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

                                    Yes  X    No
                                       ------    ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Issuer's revenues for its most recent fiscal year: $19,133,201

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 21, 2000, as reported on the American Stock Exchange, was approximately $4,603,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2000, the Registrant had outstanding 2,940,027 shares of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2000 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 9, 2000, ARE INCORPORATED BY REFERENCE IN
PART III.

                                      INDEX

                                                                                                          Page Number
Item 1.                   Description of Business                                                            3
                          Products and Markets                                                               3
                          Clients                                                                            4
                          Account Debtors                                                                    5
                          Competition                                                                        6
                          Government Regulation                                                              7
                          Employees                                                                          8

Item 2.                   Description of Property                                                            8

Item 3.                   Legal Proceedings                                                                  8

Item 4.                   Submission of Matters to a Vote of Security Holders                                8

Item 5.                   Market for Common Equity and Related Stockholder Matters                           8

Item 6.                   Management's Discussion and Analysis of Financial Condition and Results            9
                          of Operations

Item 7.                   Financial Statements                                                               15

Item 8.                   Changes in and Disagreements With Accountants on Accounting and Financial          29
                          Disclosure

Item 9.                   Directors, Executive Officers, Promoters and Control Persons:                      29
                          Compliance With Section 16(a) of the Exchange Act

Item 10.                  Executive Compensation                                                             29

Item 11.                  Security Ownership of Certain Beneficial Owners and Management                     29

Item 12.                  Certain Relationships and Related Transactions                                     29

Item 13.                  Exhibits and Reports on Form 8-K                                                   30
                          (a)      Exhibits                                                                  30
                          (b)      Reports on Form 8-K                                                       31

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

     In 1993, KBK expanded the then existing Houston, Texas marketing office and established corporate, regional and national marketing headquarters in Fort Worth, Texas. Through the acquisition of Coastal Financial Resources, Inc. ("Coastal") in December of 1994, a marketing office was established in New Orleans, Louisiana giving expanded market coverage across the Gulf Coast. In addition, the Company established offices in Los Angeles, California in 1996 and St. Louis, Missouri in 1998. The Company currently expects that the Louisiana office will be merged into the Houston office during 2000.

     The Company's plan for continued growth in 2000 is based primarily on growth in earning assets from the markets currently served. Another element of the Company's growth plan is the introduction of new products and services. The Company's strategy also includes the pursuit of opportunistic acquisitions and formation of key partnerships.

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

     The Company has traditionally marketed its services, in part, by soliciting referrals from providers of financial services to small businesses, such as commercial bankers, lawyers and accountants. Management believes these sources refer quality clients who are more likely to have the financial information and reporting systems required for the Company's purchase of accounts receivable. In addition, the Company relies on referrals from current and former clients and direct inquiries from potential clients resulting from the Company's reputation established over its long tenure in the business. The Company has developed a formal network of referral sources who bring prospective client packages to KBK for consideration. Such sources receive a fee when the Company actually advances funds to the client referred. The Company has identified ten standard metropolitan statistical areas ("SMSA's") as having the highest concentrations of small commercial businesses in the United States. The Company's goal is to develop correspondent networks in each of the targeted SMSA's not currently served (New York City, Chicago, Boston, Philadelphia, and Atlanta). The Company expects that it will, in the future, offer its services through the addition of marketing offices in these locations.


Clients

     The Company's client portfolio of purchased receivables totaled 213 clients in twenty-two states during 1999 compared to 229 clients in nineteen states during 1998. As of December 31, 1999, no client exceeded 5% of total managed receivables. The Company requires Board of Directors' approval of any client facility (loan and/or working capital facility) in excess of $5,000,000 of committed funds.

     The Company's general policy has been to limit its exposure in a single client to an amount which does not exceed the greater of the Company's allowance for credit losses ($2.0 million at December 31, 1999, and December 31, 1998) or 15% of KBK's primary capital ($6.3 million at December 31, 1999, and $6.5 million at December 31, 1998). Based on facts and circumstances, exceptions are made to this policy, with Board of Directors' approval, and there can be no assurance that the Company's exposure to a particular client at any time will not exceed such limits. At December 31, 1999, there were three clients who exceeded this limitation. The largest client outstanding balance at December 31, 1999, was $6.9 million or 29.0% of the Company's net worth, as compared to $10.1 million or 39.7% of the Company's net worth at December 31, 1998. The second and third largest clients had $6.8 million and $6.5 million outstanding at December 31, 1999, or 28.6% and 27.0% of the Company's net worth. The Company is in the process of reducing the client concentration on these accounts to conform to its current concentration policy.

     The following table indicates the composition of the Company's total volume of purchased receivables under management by type of client business for the year ended December 31, 1999, as well as outstanding receivables under management by type of client business at December 31, 1999, and December 31, 1998, and the related percentages thereon. The Company purchased $643 million of receivables in 1999, a $26 million decrease from the $669 million purchased in 1998.

                                                                   Gross Purchased                  Gross Purchased
                                     Total Volume                    Receivables                      Receivables
                                    of Receivables      Percent    Under Management      Percent    Under Management       Percent
                                   Under Management       of        Outstanding at         of        Outstanding at          of
Business of Client (Receivables)  Purchased in 1999      Total     December 31, 1999      Total     December 31, 1998*      Total
-------------------------------  --------------------   -------   --------------------   -------   ---------------------   -------
                                (dollars in thousands)           (dollars in thousands)           (dollars  in thousands)
Manufacturing                       $233,207             36.3%           $21,131          30.3%            $27,661          34.9%
Services                              71,085             11.1             10,045          14.4               9,086          11.5
Wholesale, Retail Sales               43,505              6.8              6,606           9.5               4,106           5.2
Agriculture                           37,380              5.8              2,490           3.6               1,680           2.1
Engineering & Construction            32,295              5.0              4,160           6.0               4,020           5.1
Transportation                        17,528              2.7              1,706           2.4               2,260           2.9
Energy Related                        13,441              2.1              1,336           1.9               3,042           3.8
Other                                    149              0.0                129           0.2                   0           0.0
Pool Purchases**                     194,153             30.2             22,085          31.7              27,355          34.5
                                    --------            -----            -------         -----             -------         -----
      Total                         $642,743            100.0%           $69,688         100.0%            $79,210         100.0%
                                    ========            =====            =======         =====             =======         =====

---------------

* 1998 balances have been reclassified for consistent presentation with 1999 balances. Industry classifications are based on Standard Industrial Classification codes.

** Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

     The following table indicates the composition of the Company's loan balances under management by type of client business for the years ended December 31, 1999 and 1998, and the related percentages thereon. The Company's outstanding loan balance grew to $87,407,000 a $11,870,000 increase over the $75,537,000 balance at December 31, 1998.

                                 Loan Balance          Percent      Loan Balance          Percent
                               Outstanding as of         of       Outstanding at             of
Business of Client (Loans)     December 31,1999         Total     December 31, 1998        Total
--------------------------  ----------------------     ------- ----------------------     -------
                            (dollars in thousands)             (dollars in thousands)
Manufacturing                      $33,075             37.8%         $ 28,442              37.7%
Energy Related                       7,715              8.8            12,791              16.9
Transportation                      15,294             17.5             9,177              12.1
Services                            10,408             11.9             8,896              11.8
Engineering and
Construction                         2,340              2.7             6,601               8.7
Other                                3,125              3.6             3,671               4.9
Wholesale and Retail
Sales                               10,896             12.5             3,032               4.0
Agriculture                          4,554              5.2             2,927               3.9
                                   -------            -----          --------             -----
      Total                        $87,407            100.0%         $ 75,537             100.0%
                                   =======            =====          ========             =====


Account Debtors

     During 1999 and 1998, the accounts receivable under management underlying the Company's working capital facility portfolio represented 6,693 and 7,012 different debtor entities, respectively. The most significant concentration in 1999 was debtors in the manufacturing industry. This category of debtors made up 16.5% of the total balance of purchased receivables under management outstanding at December 31, 1999, as compared to 5.9% at December 31, 1998. Due to the diversity of products in this industry, management does not feel this level of industry concentration is a significant negative concentration.

                            Total Volume                        Gross Purchased                     Gross Purchased
                            of Receivables                        Receivables                        Receivables
                            Under Management                    Under Management                    Under Management
                             Purchased in          Percent of   Outstanding at        Percent of    Outstanding at      Percent of
Account Debtors                  1999                Total      December 31, 1999        Total      December 31, 1998*      Total
---------------             ---------------------  -----------  ---------------------- ---------- ---------------------- ----------
                            (dollars in thousands)              (dollars in thousands)            (dollars  in thousands)
Manufacturing                      $102,693         16.0%           $11,523            16.5%            $12,234            15.4%
Wholesale, Retail Sales             100,842         15.7              7,541            10.8              11,406            14.4
Transportation                       85,208         13.3              4,808             6.9              10,078            12.7
Federal, State & Local
Govt.                                36,532          5.7              2,801             4.0               2,106             2.7
Energy Related                       34,574          5.4              4,406             6.3               5,706             7.2
Engineering & Construction           27,830          4.3              6,255             9.0               2,935             3.7
Services                             23,022          3.5              1,163             1.7               3,764             4.7
Agriculture                          18,137          2.8              2,920             4.2               2,413             3.1
Communications                        9,377          1.5                627              .9                 987             1.3
Real Estate                           1,464           .2                212              .3                 179              .2
Other                                 8,911          1.4              5,347             7.7                  47              .1
Pool Purchases**                    194,153         30.2             22,085            31.7              27,355            34.5
                                   --------        -----            -------           -----             -------           -----
        Totals                     $642,743        100.0%           $69,688           100.0%            $79,210           100.0%
                                   ========        =====            =======           =====             =======           =====

* 1998 balances have been reclassified for consistent presentation with 1999 balances. Industry classifications are based on Standard Industrial Classification codes.

** Pool purchases are not recorded as individual invoice purchases but as a collection of invoices, which have been purchased and recorded as the aggregate sum of receivables purchased.

     During 1999 and 1998, no individual account debtor's total receivables purchased by the Company exceeded 5.0% of the total volume of receivables purchased during such year. Due to the constantly changing nature of the Company's clients and the changing volume and nature of receivables which clients may offer the Company for purchase, the receivables purchased from the Company's clients regularly result in the Company holding receivables from one account debtor which constitute 5% to 10% of outstanding receivables then held by the Company. There may also be times when a related group of debtors exceed such levels of concentration. These concentrations are in excess of the Company's allowance for credit losses and can be a significant percentage of the Company's net worth. This account debtor concentration exposes the Company to credit risk with respect to particular account debtors which could have a material effect on the Company's operations. Although specific exposure limits are set for each account, which at any time does not generally exceed 20% of the Company's net worth, exceptions are regularly made to this policy, and there can be no assurance that the Company's exposure to a particular account debtor (or group of affiliated account debtors) will not at any time exceed such percentage.


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

     The Company's larger competitors include Heller Financial, CIT, and FINOVA. Other competitors include Bank of America Business Credit, BayView Financial, Coast Business Credit, Congress Financial, the Foothill Group, a subsidiary of NORWEST, GE Capital Commercial Credit, and Wells Fargo Business Credit. The competition for earning assets has had the effect of reducing yields due to the competitive nature of the business and the increasing strength of many clients in the current economic expansion.

Government Regulation

     Federal Assignment of Claims Act. In connection with certain of its clients whose account debtors include the United States or departments or agencies thereof (the "Federal Government"), certain receivables sold or pledged to the Company are subject to the Federal Assignment of Claims Act ("FACA"). FACA provides that an assignment of a client's contractual claim for monies due from the Federal Government will be enforceable against the Federal Government by a third party assignee of such client only under limited circumstances. Certain aspects of the Company's purchased or pledged receivables make compliance with FACA impractical or impossible, or make the protections afforded by FACA unavailable to the Company. As a result, the Company does not always comply with FACA when it purchases or receives a pledge of receivables where the Federal Government is the account debtor, causing all assignments of receivables purchased by the Company to which the Federal Government is the account debtor to be unenforceable by the Company as regards the Federal Government. Such failure to comply with FACA has no effect on the validity of assignment or pledge among the Company, the client and third parties other than the Federal Government. Non-compliance with FACA causes the Company to lose any right it may have to receive payments directly from the Federal Government or cause the Federal Government to acknowledge the Company's claim in such receivables. However, FACA does not limit the Company's ability to require its clients to direct payments made by the Federal Government to a lockbox controlled by the Company. The Federal Government also has significant rights of setoff in connection with its contractual payments. Typically, the Company can protect itself from certain rights of setoff by account debtors, either by pursuing its rights against clients for breach of representation regarding the absence of setoffs with respect to purchased receivables, or sending the account debtors a notice of assignment pursuant to the Uniform Commercial Code. In cases where the Federal Government is the account debtor, an assignee must comply with FACA in order to protect itself from such setoffs, thus the Company is unable to avail itself of such protection (other than by pursuing its rights against clients for breach of representations). The Federal Government has broad setoff rights, including setoffs for unpaid taxes and setoffs arising from other contracts between the client and the Federal Government. During 1999 and 1998, respectively, the Federal Government comprised 5.7% and 2.7% of the account debtors for the Company's total volume of purchased receivables under management. The Company has not experienced a disproportionate dilution rate with respect to such receivables compared to other of the Company's receivables.

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

Employees

     The Company had 77 full-time employees at December 31, 1999, of whom five were employed in executive and administrative positions and twenty-three were employed in marketing. None of the Company's employees are a party to any collective bargaining agreement, and the Company considers its relations with employees to be satisfactory.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange and the Pacific Stock Exchange. At March 21, 2000, there were 105 holders of record of the Company's common stock. The Company has not paid or declared dividends on its common stock during the two most recent fiscal years and does not currently intend to pay cash dividends on its common stock in the foreseeable future. The following table provides market data for the Company's common stock based on closing prices:


PER SHARE MARKET DATA

       QUARTER                        1999                                   1998
       -------                        ----                                   ----
                              High              Low               High                Low
                              ----              ---               ----                ---
       First                 $ 9.25           $ 7.00            $ 14.63            $ 10.50
       Second                  7.13             6.00              12.88               9.88
       Third                   6.25             5.38              11.63               9.50
       Fourth                  5.50             3.38               9.94               8.38

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements. This review should be read in conjunction with information provided in the financial statements, accompanying notes and selected financial data appearing elsewhere in this report.

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

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations which drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in twenty-two states and are engaged in a range of businesses, including energy-related, manufacturing, wholesale and retail distribution, and other businesses. The Company has consistently employed a disciplined credit approach, which has enabled it to increase earning assets, minimize credit losses and generate 37 consecutive years of profitability.

The Company's factoring facilities generally involve an on-going or revolving agreement to purchase eligible new receivables. Factoring involves the Company's purchase and the clients' true sale of accounts receivable, which usually are individually ledgered, invoice-by-invoice on the Company's books. The Company offers a full range of factoring products and services, including notification, non-notification, verification, non-verification and non-recourse factoring as well as several other hybrid variations. The obligors or "debtors" of the factored receivables typically represent large, financially strong businesses, many of which are ranked in Fortune Magazine's Fortune 1000 list. As of December 31, 1999, KBK's portfolio of owned and managed receivables purchased under factoring facilities totaled $46.9 million. The Company's yield on its factoring portfolio was 20.1% in 1999 and 21.6% in 1998.

In addition to factoring or purchasing accounts receivable on a specific "invoice-by-invoice" ledgered basis, the Company also purchases accounts receivable as a revolving "pool." Under this arrangement, the client sells all receivables, and when they are generated by the business, KBK makes periodic advances upon a request by the client, in aggregate amounts up to the client's maximum availability limit. The Company's yield on purchase revolvers was 11.2% in 1999 and 12.6% in 1998.

KBK's commercial loan portfolio includes working capital and term loan facilities that are typically secured by a first lien on accounts receivable, inventory, equipment, owner-occupied real estate or other assets. The working capital lines of credit have maturities of up to two years, while term loans are structured with monthly payments and maturities, which typically range from one to five years. Most of the Company's commercial loan products are priced on a floating rate basis over the Company's announced base rate. During 1999 and 1998, the Company's yield on its commercial loan portfolio was 12.3% and 12.4%, respectively.

The Company's mezzanine loan product, which was introduced in 1998, offers an attractive financing alternative for customers whose growth has outpaced their borrowing capacity from senior debt sources. The Company's strategy with respect to mezzanine loans is to extend the duration of its current relationships and offer the Company's traditional products to new customers. It is anticipated that KBK's mezzanine financings will typically have fixed interest rates as well as warrants to acquire equity in the borrower. To date, the Company has funded three loans for an aggregate investment of $10.0 million.

In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. During 1999, the Company paid $572,500 to repurchase from a former director warrants to purchase 160,000 shares. The remaining 340,000 warrants are exercisable at $5 per share and expire on February 25, 2005.

Pursuant to the Stock Repurchase Plan initiated in 1995, the Company holds 591,656 shares of Treasury Stock at a cost of $4,298,139, as of December 31, 1999. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994.

During 1999, KBK maintained a $72,875,000 multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the banks' prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At December 31, 1999, $72,875,000 was committed with outstanding indebtedness under this Credit Facility of $56,000,000 (at a weighted average interest rate of 8.11%) and there were $940,048 in letters of credit outstanding under this revolving line of credit. At December 31, 1998, $55,000,000 was committed with outstanding indebtedness of $26,000,000 (at a weighted average interest rate of 7.29%) and there were $2,394,817 in letters of credit outstanding under this revolving line of credit. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on chargeoffs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $2,553,000 and $26,605,000 in available credit under this line at December 31, 1999 and 1998, respectively.

During 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee. As of December 31, 1999 and 1998, KBK had $55.9 million and $75.0 million, respectively, of receivables and inventory loans outstanding in the conduit facility and during 1999 and 1998 the Company had recorded approximately $5.1 million and $7.9 million, respectively, in fees related to managing and servicing such assets. Currently, the Company has the ability to fund up to $85.0 million through the conduit facility. The financing provided by this facility is off-balance sheet and the Company realizes no gain on transfer of the assets to the conduit. Servicing income is credited as received. The Company believes that the conduit facility will enable it to significantly expand its owned and managed portfolio while simultaneously minimizing its balance sheet leverage.

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

STRATEGY

The Company's long-term goal is to be a leader in providing financial products and services to middle market businesses in the United States. By serving the financial and capital needs of this growing segment, the Company believes that it can achieve strong growth and generate a return on assets above other financial institutions. The Company believes that it has been very successful in achieving an appropriate balance between asset growth, asset quality and profitability through strict adherence to proven systems for origination, underwriting and monitoring. During the course of the past five years, the Company has leveraged its existing market presence into new product lines to enable its clients to transition into lower-priced financial products and services as their businesses expanded and credit quality improved. Additionally, the Company expanded its geographic presence in key metropolitan markets through both new office openings and the development of relationships with regional correspondent banks. The Company remains committed to focusing on its core middle market commercial finance business. Going forward, KBK's growth strategies include increasing market penetration, introducing additional products and services, and pursuing strategic acquisitions and partnerships.

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

     In addition to acquisitions, KBK will continue to explore partnerships, which complement or leverage the Company's product portfolio or client relationships. During the past several years, KBK has formed a number of important partnerships. For example, KBK currently offers equipment lease financing through third party equipment leasing companies. KBK also originates real estate loans to its clients and may participate or sell such loans to an unaffiliated real estate lender. KBK collects an origination or placement fee from its client or the third party.

Results of Operations Analysis
1999 compared to 1998

                                                    YEAR ENDED                                        YEAR ENDED
                                                  DECEMBER 31, 1999                                 DECEMBER 31, 1998
                                                  -------------------------------------------------------------------
                                                                        (dollars in thousands)
Average Net Earning Assets
     Managed And Owned                      $   131,712                                         $   118,441
     Owned                                       75,295                                              49,567

Total revenue                                    19,133            100%                              17,948         100%
Interest expense                                  5,522             29                                3,149          18
Provision for credit losses                       1,600              8                                1,500           8
Provision for impairment losses                     500              3                                    -           -
Operating expenses                               11,177             58                                9,679          54
Income taxes                                        184              1                                1,227           7
                                            -----------            ---                          -----------         ---

Net income                                  $       150              1%                         $     2,393          13%
                                            ===========            ===                          ===========         ===


Average net earning assets under management increased 11.2% to $131.7 million for the year ended December 31, 1999, from $118.4 million for the year ended December 31, 1998. This asset growth is comprised of $22.0 million increase in the loan portfolio and $8.7 million decrease in the accounts receivable portfolio. Due to the lower yield on loans as compared to accounts receivable, the asset growth resulted in a total revenue increase of 6.6%, or $1.2 million, for the year ended December 31, 1999, from year ended December 31, 1998, in which the Company reported total revenue of $17.9 million. Average net earning assets owned for the year ended December 31, 1999 increased 51.9% or $25.7 million, from the year ended December 31, 1998.

Interest expense increased 75.4% to $5.5 million for the year ended December 31, 1999, compared to $3.1 million for the year ended December 31, 1998. This increase resulted primarily from the $34.1 million increase in average funded debt required to fund the increase in net average earning assets owned. The proceeds from the trust preferred securities comprised $16.0 million of the increased funding and carried a significantly higher cost of funds than the bank debt. The net effect of the $1.2 million increase in revenue and the $2.4 million increase in interest expense resulted in a $1.2 million decrease in income after interest expense for the year ended December 31, 1999 compared to the year ended December 31, 1998.

The provision for credit losses was $1.6 million for 1999 compared to $1.5 for 1998, representing a 6.7% increase. During 1999, the Company had charge-offs of $1.6 million while recovering $40,000. Net charge-offs for 1999 of $1.5 million and a provision of $1.6 million for 1999 resulted in an allowance for credit losses of $2.0 million or 2.0% of gross receivables outstanding as of December 31, 1999 (2.3% of average owned receivables outstanding during 1999). In addition, the Company recorded a $500,000 provision for impairment loss related to the valuation of other assets. During 1998, the Company had charge-offs of $1.5 million while recovering $3,000, resulting in net charge-offs of $1.5 million. The Company's 1998 provision for credit losses of $1.5 million brought the allowance for credit losses to $2.0 million, or 2.5% of gross receivables outstanding as of December 31, 1998 (3.2% of average owned receivables outstanding during 1998). The Company believes that the allowance for credit losses is adequate in light of the historical loss experience and the risk inherent in the earning asset portfolio at year-end 1999.

Operating expenses increased $1.5 million, or 15.5%, to $11.2 million, or 58.4%, of total revenue for 1999 compared with $9.7 million or 54.0% of total revenue for 1998. This increase was primarily a result of increased salaries and benefits and other employment expenses of $870,000, related to marketing staff added in 1999 to support the Company's growth and increased business activity. In addition, professional fees increased $517,000, resulting primarily from costs incurred in connection with due diligence efforts related to a terminated acquisition attempt.

The decreased income after interest expense, combined with increased operating expenses and the provision for impairment losses, resulted in a 90.8% decrease in earnings before income taxes compared to the prior year. Therefore, income taxes of $184,000 for 1999 were 85.0% lower than the income taxes of $1.2 million for 1998.

As a result of the above, net income of the Company for 1999 decreased $2.2 million, or 93.7%, to $150,000 or 0.8% of total revenue, from $2.4 million or 13.3% of total revenue in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets owned increased by $25.7 million, from $49.6 million in 1998 to $75.3 million in 1999. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line, expansion of market presence, and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintained a $72,875,000, multi-bank line of credit which had $72,875,000 committed and $56,000,000 outstanding at December 31, 1999, $30,000,000 more than the $26,000,000 outstanding at December 31, 1998. The Credit Facility provides for maximum borrowings of the lesser of (i) $72,875,000 or (ii) the amount of a borrowing base (based on a percentage of eligible loans and accounts receivable, as defined in the loan agreement governing the Credit Facility, net of excluded amounts). There was $2,553,000 in available credit under this line as of December 31, 1999. Borrowings under the Credit Facility bear interest at the agent banks' prime rate or applicable LIBOR plus 1.75% at KBK's discretion and expire on April 30, 2001.

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

In May 1998, the Company reinstated its commercial paper program (CP Program). During the 19 year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company, however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of December 31, 1999, KBK had issued two certificates with a balance outstanding of $100,000 at a coupon rate of 6.52%, maturing March 20, 2000.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (16.7% of the outstanding shares at year end 1999) of the Company's common stock at the current market price. At December 31, 1999 and 1998, 591,656 and 355,867 shares of common stock were held in the treasury at a cost of $4.3 million and $3.1 million, respectively. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility. During October, 1999, the Company entered into an agreement to repurchase an aggregate of 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994.

The $21.5 million increase in outstanding loans and accounts receivable purchased as of December 31, 1999 was funded by an increase in the balance outstanding under the bank line of credit, which also funded the $4.7 million increase in cash and the $2.2 million decrease in due to clients. During 2000, the Company plans to increase the asset sale conduit to $100 million as needed for funding asset growth.

The Company expended $331,000 and $715,000 on premises and equipment in 1999 and 1998, respectively, principally in connection with upgrades to its management information systems, computer equipment, office furniture and equipment, and leasehold improvements. The Company funded such expenditures from internally generated funds or borrowings under the Credit Facility. The Company plans to continue enhancements of its management information systems for providing tracking and supporting new products.

CHANGES IN FINANCIAL CONDITION

Total assets increased 28.3% to $112.4 million as of December 31, 1999. This increase resulted primarily from the $21.4 million growth in net receivables and the $4.7 million increase in cash. The Company's allowance for credit losses stood at $2.0 million on December 31, 1999, 2.0% of gross outstanding accounts receivable or 2.3% of average owned receivables outstanding during 1999. At year-end 1998, the reserve for credit losses was $2.0 million, 2.5% of gross outstanding accounts receivable or 3.2% of average owned receivables outstanding during 1998. Management believes that the Company's allowance for credit losses is adequate as of December 31, 1999 and 1998.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June of 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of SFAS 131 did not have a material impact on the Company's consolidated financial statements, as the Company is not managed in separate operating segments.

Impact of the Year 2000 Issue

During 1998, the Company initiated a company-wide program to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems. The year 2000 is critical to these systems as many computer programs were written using two digits rather than four to define the applicable year.

During 1999, the Company completed its program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it is now year 2000 compliant through modification of some existing programs and the replacement of other programs with new programs that are year 2000 compliant. The Company utilized both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The total project costs have been immaterial and have been expensed as incurred.

The Company has also taken steps to resolve year 2000 compliance issues that may be created by clients, debtors and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be properly converted. A failure to convert by another entity could have a significant adverse effect on the Company.

Subsequent to December 31, 1999, the Company has experienced no significant problems related to the year 2000 issue.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                               Years Ended December 31
                                                                               -----------------------
                                                                              1999                 1998
                                                                              ----                 ----
Earned discount income                                                   $  2,596,704         $  1,569,617
Interest income - Loans                                                     8,044,142            5,137,815
Servicing fees (note 2)                                                     5,142,035            7,914,684
Other income - Fees                                                         3,350,320            3,325,710
                                                                         ------------         ------------
         Total revenue                                                     19,133,201           17,947,826
Interest expense                                                            5,522,259            3,148,469
                                                                         ------------         ------------
     Income after interest expense                                         13,610,942           14,799,357
Provision for credit losses (note 4)                                        1,600,000            1,500,000
Provision for impairment losses (note 3)                                      500,000                   --
                                                                         ------------         ------------
Income after interest expense and provision for losses                     11,510,942           13,299,357
Operating expenses:
     Salaries and employee benefits (note 16)                               6,198,839            5,329,177
     Amortization of intangible assets                                        393,513              393,513
     Occupancy and equipment (note 14)                                      1,604,715            1,507,620
     Professional fees                                                        865,470              348,398
     Other                                                                  2,114,426            2,100,201
                                                                         ------------         ------------
         Total operating expenses                                          11,176,963            9,678,909
                                                                         ------------         ------------
     Income before income taxes                                               333,979            3,620,448
Income tax expense (benefit):
     Federal (note 10):
         Current                                                              393,839            1,135,868
         Deferred                                                            (221,534)             182,316
     State                                                                     11,599              (90,542)
                                                                         ------------         ------------
         Total income taxes                                                   183,904            1,227,642
                                                                         ------------         ------------
         Net income                                                      $    150,075         $  2,392,806
                                                                         ============         ============
Earnings per share - basic (note 11)                                     $       0.05         $        .73
                                                                         ============         ============
Weighted-average common shares outstanding - basic (note 11)                3,173,413            3,264,789
                                                                         ============         ============
Earnings per share - diluted (note 11)                                   $       0.05         $        .64
                                                                         ============         ============
Weighted-average common shares outstanding - diluted (note 11)              3,300,180            3,744,106
                                                                         ============         ============

See accompanying notes to consolidated financial statements

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                 December 31                 December 31
                                                                             ----------------           ----------------
                                                                                    1999                          1998
ASSETS (note 6)
Cash                                                                         $      4,854,980           $       136,223
Accounts receivable, net                                                           14,475,250                15,924,170
Loans receivable, net                                                              77,328,257                61,147,544
Retained interest in sold assets (note 2)                                           9,150,992                 2,377,884
Less allowance for credit losses                                                   (2,018,787)               (1,949,573)
                                                                             ----------------           ----------------
              Total receivables, net (note 4)                                      98,935,712                77,500,025

Premises and equipment, net of accumulated depreciation
     of $3,023,383 and  $2,269,494 at December 31, 1999
     and 1998, respectively (note 5)                                                1,607,567                 2,105,945

Intangible assets less accumulated amortization of $2,665,447 and $2,271,934 at December 31, 1999
     and 1998, respectively                                                         3,092,794                 3,481,559
                                                                             ----------------           ----------------
Other investments, net (note 3)                                                     1,250,000                 1,750,000
Other assets (notes 3 and 10)                                                       2,636,509                 2,646,869
                                                                             ----------------           ----------------
              Total assets                                                   $    112,377,562           $    87,620,621
                                                                             ================           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank line of credit (note 6)                                                 $     56,000,000           $    26,000,000
Mandatorily redeemable preferred securities (note 7)                               16,008,622                15,965,232
Commercial paper (note 8)                                                             100,000                 2,000,000
Due to clients (note 9)                                                            15,060,845                17,232,335
Accounts payable and other liabilities (note  7)                                      970,241                   736,428
Deferred revenue                                                                      339,856                   257,322
                                                                             ----------------           ----------------
              Total liabilities                                                    88,479,564                62,191,317

Stockholders' equity (notes 3, 12, 13, and 17):
     Preferred stock, $.10 par value.  Authorized 100,000 shares;
         no shares issued and outstanding                                                  --                        --
     Common stock, $.01 par value.  Authorized 10,000,000 shares;
         issued 3,577,485 shares and outstanding 2,985,829 at
         December 31, 1999 and issued 3,550,738 shares and outstanding
         3,194,871 shares at December 31, 1998                                         35,775                    35,507
     Additional paid-in capital                                                    16,326,919                16,759,567
     Retained earnings                                                             11,833,443                11,693,807
     Treasury stock, at cost, 591,656 shares at December 31,1999
         and 355,867 shares at December 31, 1998                                   (4,298,139)               (3,059,577)
                                                                             ----------------           ---------------
     Total stockholders' equity                                                    23,897,998                25,429,304
Commitments and contingencies (notes 6, 7, 14, 15)
                                                                             ----------------           ---------------
              Total liabilities and stockholders' equity                     $    112,377,562            $   87,620,621
                                                                             ================           ===============

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years ended December 31, 1999 and 1998

                                           Common Stock           Additional                                             Total
                                       Shares                     paid-in          Retained           Treasury        stockholders'
                                     Outstanding     Amount       capital          earnings            stock             equity
                                     -----------     --------     --------------   ------------     ------------      ------------
Balance at December 31, 1997           3,342,033     $ 35,472     $   16,584,805   $  9,301,001     $ (1,352,366)     $ 24,568,912
Purchase of stock for treasury
     (note 12)                          (150,700)          --               --               --       (1,707,211)       (1,707,211)
Exercise of stock options
     (note 13)                             1,400           14              9,786             --               --             9,800
Issuance of common stock
     (note 17)                             2,138           21             19,101             --               --            19,122
Issuance of stock options
     (note 3)                                 --           --            145,875             --               --           145,875
Net income                                    --           --                 --      2,392,806               --         2,392,806
                                       ---------     --------     --------------   ------------     ------------      ------------
Balance at December 31, 1998           3,194,871       35,507         16,759,567     11,693,807       (3,059,577)       25,429,304

Purchase of stock for treasury
     (note 12)                          (239,608)          --                 --             --       (1,271,280)       (1,271,280)
Exercise of stock options
     (note 13)                            23,800          238            117,270             --               --           117,508
Purchase of stock warrants
     (note 12)                                --           --          ( 572,500)            --               --          (572,500)
Issuance of common stock
     from treasury (note 17)               3,819           --                 --        (10,439)          32,718            22,279
Issuance of common stock
     (note 17)                             2,947           30             22,582             --               --            22,612
Net income                                    --           --                 --        150,075               --           150,075
                                       ---------     --------    ---------------   ------------    -------------      ------------
Balance at December 31, 1999           2,985,829    $  35,775    $    16,326,919   $ 11,833,443    $  (4,298,139)     $ 23,897,998
                                       =========    =========    ===============   ============    =============      ============

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31
                                                                                    --------------------------------
                                                                                    1999                        1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $       150,075             $    2,392,806
     Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
         Depreciation and amortization                                              1,147,402                  1,163,700
         Accretion on mandatorily redeemable preferred securities                      43,390                          -
         Provision for credit losses                                                1,600,000                  1,500,000
         Provision for impairment losses                                              500,000                          -
         Increase in accounts receivable, net                                         (81,866)                (7,624,934)
         Net (increase) decrease in retained interest in sold assets               (6,813,808)                 9,760,267
         Increase in intangible assets                                                 (4,748)                         -
         (Increase) decrease in other assets                                           10,360                   (883,346)
         Increase (decrease) in due to clients                                     (2,171,490)                 7,417,438
         Increase (decrease) in accounts payable and other liabilities                233,813                    (31,365)
         Increase in interest payable for the sold assets                              40,700                     10,458
         Decrease in income taxes payable                                                   -                    (11,307)
         Increase in deferred revenue                                                  82,534                     19,299
                                                                              ---------------             --------------
     Net cash provided by (used in) operating activities                           (5,263,638)                13,713,016

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans receivable, net                                        (16,180,713)               (39,033,867)
     Sale of premises and equipment                                                    75,402                     15,400
     Purchases of premises and equipment                                             (330,913)                  (714,785)
                                                                              ---------------             --------------
              Net cash used in investing activities                               (16,436,224)               (39,733,252)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings from bank line of credit                                       30,000,000                  5,000,000
     Issuance of mandatorily redeemable preferred securities, net                           -                 15,965,232
     Increase (decrease) in commercial paper                                       (1,900,000)                 2,000,000
     Purchase of stock warrants                                                      (572,500)                        -
     Repurchase of common stock                                                    (1,271,280)                (1,707,211)
     Exercise of stock options                                                        117,508                      9,800
     Issuance of common stock                                                          44,891                     19,122
                                                                              ---------------             --------------
              Net cash provided by financing activities                            26,418,619                 21,286,943
                                                                              ---------------             --------------
              Net increase (decrease) in cash                                       4,718,757                 (4,733,293)
Cash at beginning of year                                                             136,223                  4,869,516
                                                                              ---------------             --------------
Cash at end of year                                                           $     4,854,980             $      136,223
                                                                              ===============             ==============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                   $     3,080,665             $    2,839,381
     Income taxes paid                                                        $       126,000             $    1,595,000
                                                                              ===============             ==============
     See note 3 for additional supplemental cash flow information

See accompanying notes to consolidated financial statements.

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

Loans Receivable

Loans receivable are recorded at cost, less the related allowance for estimated impairment and credit losses. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Cash receipts on impaired loans receivable are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income, thereafter.

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

Management regularly reviews the portfolio of earning assets to identify accounts which have or may become collection problems. When any account becomes doubtful as to collection of discount or interest income, the account is placed on non-accrual status. Any discount or interest income accrued during the current year, but not received at the time its collectability becomes doubtful, is reversed in that year to the extent deemed uncollectable. Additional discounts and interest accrued in prior years, which are subsequently determined to have doubtful collectability, are charged to the allowance for credit losses. Payments of discount and interest income subsequently received on accounts or relationships classified as non-accrual are recognized as received. After an account relationship is placed on non-accrual status, no income is accrued until circumstances indicate that such income is collectable.

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

Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired in the 1994 acquisition of Coastal Financial Resources, Inc., is amortized on a straight-line basis over fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through the operating cash flows of the acquired business. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

The noncompetition agreement entered into with the previous owner of KBK is amortized on a straight-line basis over the life of the agreement, approximately thirteen years, through March 31, 2005.

Mandatorily Redeemable Preferred Securities

In 1998, the Company issued 1,725,000 shares of 9.50% mandatorily redeemable Trust Preferred Securities ("Preferred Securities") through its subsidiary, the Trust. The principal assets of the Trust are 9.50% subordinated debentures from the Company due in 2028. The Preferred Securities are recorded at total proceeds from the sale less the related offering costs and are classified as debt in the accompanying consolidated balance sheets (note 7).

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

Fair value of Financial Instruments

The carrying amount of cash, accounts receivable, retained interest in sold assets, due to clients, accounts payable and other liabilities approximates fair value because of the short maturity of these instruments. The carrying value of loans receivable approximates fair value because the loans are earning interest at floating rates, which approximate rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk. The carrying value of the Company's bank debt and commercial paper approximates fair value because it bears interest at floating rates that are similar to current borrowing rates for loans of comparable maturity and credit risk and because of the short maturities of the commercial paper and LIBOR tranches of the line of credit. The fair market value of the mandatorily redeemable preferred stock, which approximates carrying value, is estimated using rates offered on similar types of risk commensurate instruments, considering the risks associated with those instruments.

(2)  SALE OF ASSETS

In April of 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC sells eligible receivables to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in the servicing agreement. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and, therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables. No gain or loss results from the sale of these receivables to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents the amounts due from the conduit. This retained interest amounted to $9,150,992 and $2,377,884 at December 31, 1999 and 1998, respectively.

As of December 31, 1999 and 1998, KBK had $55.9 million and $75.0 million, respectively, of receivables and inventory loans outstanding in the conduit facility and during 1999 and 1998 the Company had recorded approximately $5.1 million and $7.9 million, respectively, in fees related to managing and servicing such assets. Currently, the Company has the ability to fund up to $85.0 million through the conduit facility.

(3)  SUPPLEMENTAL CASH FLOW INFORMATION

During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company selling KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity. During 1999, the Company established a $500,000 provision for impairment loss related to this asset. The net fair value of $1,250,000 was determined by reference to the present value of the estimated future cash flows of the asset.

During 1998, 25,000 employee stock options were granted at an exercise price less than the market price at the date of issuance. Accordingly, deferred compensation of $145,875 was recorded as other assets. Amortization of this amount is being recorded over a five-year period to compensation expense. The impact of this amortization to the consolidated financial statements in 1999 and 1998 was not material.

(4)  RECEIVABLES

Receivables at December 31, 1999 and 1998 are summarized as follows:

                                                   1999                    1998
                                             ---------------         --------------
Accounts receivable                          $    21,969,340         $   20,913,835
     Less participation                           (7,494,090)            (4,989,665)
Loans receivable                                  80,346,222             70,888,085
     Less participation                           (3,391,512)           (10,080,859)
Employee advances                                    373,547                340,318
Retained interest in sold assets                   9,150,992              2,377,884
                                             ---------------         --------------
                                                 100,954,499             79,449,598
Less allowance for credit losses                   2,018,787              1,949,573
                                             ---------------         --------------
                                             $    98,935,712         $   77,500,025
                                             ===============         ==============

Accounts receivable are purchased from clients engaged in a variety of industries including, but not limited to, wholesale and retail sales, engineering and construction, energy, manufacturing, transportation, and marketing related companies. The two largest clients represent 6.9% and 6.8%, respectively, of total receivables or 29.0% and 28.6%, respectively, of stockholders' equity at December 31, 1999. At December 31, 1998, the two largest clients represented 12.7% and 9.8%, respectively, of total receivables or 39.7% and 30.7%, respectively, of stockholders' equity.

At December 31, 1999, approximately 30.3% and 14.4% of the outstanding accounts receivable under management were purchased from clients in manufacturing related and services related industries, respectively. At December 31, 1998, approximately 34.9% and 11.5% of the outstanding accounts receivable under management were purchased from clients in manufacturing related and services related industries, respectively.

The two largest debtors at December 31, 1999, had outstanding accounts receivable under management of $4.1 million and $3.9 million, which represented approximately 5.9% and 5.6%, respectively, of the total outstanding accounts receivables under management at that date. The two largest debtors at December 31, 1998, had outstanding accounts receivable under management of $3.8 million and $3.4 million, which represented approximately 4.8% and 4.2%, respectively, of the total outstanding accounts receivables under management at that date.

Accounts receivable generally have terms of 30 days and are normally collected within 30 to 60 days from the date of purchase. Loans receivable are secured by accounts receivable, inventory, and equipment, and generally guaranteed by the individual or corporate owners of the business.


The following is an analysis of the activity in the allowance for credit losses:


                                                   Year Ended December 31
                                            ------------------------------------
                                                 1999                   1998
                                            --------------        --------------
Balance at beginning of year                $    1,949,573        $    1,928,629
Provision for credit losses                      1,600,000             1,500,000
Charge-offs                                     (1,570,297)           (1,482,067)
Recoveries                                          39,511                 3,011
                                            --------------        --------------
Balance at end of year                      $    2,018,787        $    1,949,573
                                            ==============        ==============


(5)  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                                                 Estimated
                                                                               useful lives
                                        1999                   1998              in years
                                    -------------         -------------        ------------
Office equipment                    $   3,938,434         $   3,660,119             3-7
Automotive                                 21,352                96,754               5
Leasehold improvements                    671,164               618,566            2-10
                                    -------------         -------------        ------------
                                        4,630,950             4,375,439
Less accumulated depreciation           3,023,383             2,269,494
                                    -------------         -------------
                                    $   1,607,567         $   2,105,945
                                    -------------         -------------

(6)  BANK LINE OF CREDIT

KBK maintains a $72,875,000 multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At December 31, 1999, $72,875,000 was committed with outstanding indebtedness under this Credit Facility of $56,000,000 (at a weighted average interest rate of 8.11%). Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There were $940,048 in letters of credit outstanding at December 31, 1999. At December 31, 1998, $55,000,000 was committed with outstanding indebtedness of $26,000,000 (at a weighted average interest rate of 7.29%), and there were $2,394,817 in letters of credit outstanding under this revolving line of credit. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on chargeoffs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $2,553,000 and $26,605,000 in available credit under this line at December 31, 1999 and 1998, respectively.

The following is an analysis of the activity under the line of credit for the years indicated:

                                            Years Ended December 31
                                      -------------------------------------
                                           1999                 1998
                                      --------------         --------------
Average amount outstanding            $   46,059,000         $   31,321,000
                                      --------------         --------------
Maximum outstanding as of
     any month-end                    $   58,000,000         $   47,650,000
                                      --------------         --------------
Weighted-average interest rate                   7.1%                  7.4%
                                      --------------         --------------


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

The difference between the carrying value and liquidation value of the Preferred Securities, $1,241,378 as of December 31, 1999, is being accredited over 15 years by making periodic charges to the Company's earnings.

(8)  COMMERCIAL PAPER

Under the Company's commercial paper program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company, however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of December 31, 1999, KBK had issued two certificates with a balance outstanding of $100,000 at a coupon rate of 6.52%, maturing March 20, 2000. As of December 31, 1998, KBK had issued three certificates with a balance outstanding of $2,000,000 ($1,000,000 at a coupon rate of 7.75%, maturing January 13, 1999 and $1,000,000 at a coupon rate of 8.75%, maturing June 11, 1999). The commercial paper balance included $1,000,000 issued to a former Director of the Company.

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

(10) INCOME TAXES

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                             1999                           1998
                                                        -------------                  ------------
Deferred tax assets:
     Allowance for credit losses                        $     444,578                  $    476,169
     Allowance for impairment losses                          168,865                            -
Deferred tax liabilities:
     Premises and equipment, due to differences
     in depreciation                                          (10,044)                     (119,490)
     Amortization of non-compete agreement                   (103,699)                      (78,513)
                                                        -------------                  ------------
     Net deferred tax asset                             $     499,700                  $    278,166
                                                        =============                  ============

No valuation allowance has been established for the deferred tax assets at December 31, 1999 or 1998 as management believes that realizability of such assets is more likely than not. The income tax expense was different than the amount computed by using the U.S. Federal income tax rate of 34.0% as a result of the following:

                                                   Years Ended December 31
                                        -------------------------------------------
                                              1999                         1998
                                        --------------                 ------------
Computed "expected" tax expense         $      113,553                 $  1,230,952
Nondeductible amortization                      81,453                       57,295
Nondeductible, other                            14,413                           -
State Income Tax, net                            7,655                      (59,758)
Other, net                                     (33,170)                        (847)
                                        --------------                 ------------
                                        $      183,904                 $  1,227,642
                                        ==============                 ============

(11) EARNINGS PER SHARE

Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations:


                                                                Years Ended December 31
                                                          -----------------------------------
                                                               1999                 1998
                                                          -------------         -------------
Net Income                                                $     150,075         $   2,392,806
                                                          =============         =============
Weighted average shares outstanding - Basic                   3,173,413             3,264,789
                                                          =============         =============
Earnings per share - Basic                                $         .05         $         .73
                                                          =============         =============

Weighted average shares outstanding - Basic                   3,173,413             3,264,789
Effect of dilutive securities:
     Assumed exercise of stock options and warrants             126,767               479,317
                                                          -------------         -------------
Weighted average shares outstanding - Diluted                 3,300,180             3,744,106
                                                          =============         =============
Earnings per share - Diluted                              $         .05         $         .64
                                                          =============         =============


(12) STOCKHOLDERS' EQUITY

In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. During 1999, the Company paid $572,500 to repurchase from a former director warrants to purchase 160,000 shares. The remaining 340,000 warrants are exercisable at $5 per share and expire on February 25, 2005.

Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 591,656 shares of Treasury Stock at a cost of $4,298,139 as of December 31, 1999, and 355,867 shares of Treasury Stock at a cost of $3,059,577 as of December 31, 1998. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994.


(13) STOCK OPTION PLANS

In 1994, the stockholders approved the 1994 Stock Option Plan for the benefit of the employees and non-employee directors. Such plan replaced both plans previously adopted by the Board and the stockholders. This plan authorizes the Company to grant incentive options or options which do not constitute incentive options and an automatic grant of options which do not constitute incentive options to non-employee directors. This plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares which may be issued under this plan, shall not exceed 400,000 shares of common stock of the Company. Such options become exercisable ratably over five years from the date of grant and expire ten years from the grant date if not exercised.

In 1996, the stockholders approved the 1996 Long-Term Incentive Plan for the benefit of employees, consultants and advisors of the Company. This plan does not replace or affect the 1994 Stock Option Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. The Committee is authorized to grant to key employees, consultants and advisors of the Company and its subsidiaries and affiliates, awards in the form of stock options, performance shares, and restricted stock. In addition, the Committee will have the authority to grant other stock-based awards in the form of stock appreciation rights, restricted stock units, and stock unit awards. The types of awards and terms of their issuance will be determined by the Committee and specified in the option agreement evidencing the grant. A maximum of 675,000 shares of common stock may be issued under this Plan (as amended in 1999), with a 200,000 share limitation for any individual. The Plan will expire ten years from the effective date unless terminated earlier or extended by the Board of Directors.

At December 31, 1999, there were 374,550 shares available for grant under the two Plans. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $3.49 and $5.24 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 42% in 1999 and 32% in 1998, risk-free interest rate of 6%, and an expected life of 9 years.

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

                                             1999                   1998
                                        ------------           -----------
Net income      As reported             $    150,075           $ 2,392,806
                Pro Forma               $    100,000           $ 2,324,000
Earnings per share - basic
                As reported             $        .05           $       .73
                Pro Forma               $        .03           $       .71
Earnings per share - diluted
                As reported             $        .05           $       .64
                Pro Forma               $        .03           $       .62
                                        ------------           -----------

Pro forma net income reflects only options granted in 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 10 years and compensation cost for options granted prior to January 1, 1998 is not considered.

Stock option activity during the periods indicated is as follows:

                                    Number of         Weighted-Average
                                      Shares           Exercise Price
Balance at December 31, 1996          329,500             $  6.28
Granted                               180,000                5.14
Exercised                                  --                  --
Forfeited                             (61,000)               5.08
                                      -------             -------
Balance at December 31, 1997          448,500                5.86
Granted                               181,750                9.66
Exercised                              (1,400)               7.00
Forfeited                             (19,100)               6.31
                                      -------             -------
Balance at December 31, 1998          609,750                6.96
Granted                               198,000                5.68
Exercised                             (23,800)               4.94
Forfeited                             (75,700)               8.73
                                      -------             -------
Balance at December 31, 1999          708,250             $  6.42
                                      -------             -------


The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Options Outstanding
                              ------------------------------------------
                                   Number               Weighted Average
    Range of                     Outstanding                Remaining                Weighted-Average
 Exercise Prices                 at 12/31/99            Contractual Life              Exercise Price
----------------              ----------------          ----------------             ----------------
$4.06 to $5.94                     447,000                  7.34 years                   $   5.21
$6.00 to $7.25                     128,000                  5.94                             6.87
$9.00 to $9.94                      83,250                  6.57                             9.29
$11.00 to $12.00                    50,000                  8.00                            11.30
----------------              ----------------          ----------------             ----------------
$4.06 to $12.00                    708,250                  7.04                         $   6.42
----------------              ----------------          ----------------             ----------------

                          Options Exercisable
                        ------------------------
                                 Number                   Weighted
     Range of                Exercisable at                Average
  Exercise Prices               12/31/99               Exercise Price
-----------------            --------------            --------------
$4.06 to $5.94                  131,600                    $  5.17
$6.00 to $7.75                  112,000                       6.85
$9.00 to $9.94                   38,250                       9.13
$11.00 to $12.00                 34,000                      11.32
-----------------            --------------            --------------
$4.06 to $12.00                 315,850                    $  6.90
-----------------            --------------            --------------

At December 31, 1999 and 1998, the number of options exercisable was 315,850 and 268,400, respectively, and the weighted-average exercise price of those options was $6.90 and $6.65, respectively.

(14) COMMITMENTS

The Company has several noncancelable operating leases for office space. Total rent expense incurred was $742,000 and $687,000, during 1999 and 1998. At December 31, 1999, future minimum payments on noncancelable operating leases are as follows:

    Year Ending
    December 31
-----------------    -----------------
       2000          $  772,783
       2001             768,539
       2002             721,855
       2003             345,926
       2004              43,762
    Thereafter                -

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

In the normal course of business, the Company accepts warrants to acquire equity in its borrowers. As these warrants have no ready market and are thinly traded, the Company does not recognize unrealized gains or losses relative to the warrants' value.

The Company's average receivable purchases in a 30-day period (considered to be the maximum future purchase commitment, although not a contractual obligation) pursuant to its normal business practice were approximately $53,600,000 and $55,800,000 for 1999 and 1998, respectively.

(16) INVESTMENT PLAN

In 1996, the Company adopted a defined contribution plan ("the "Plan") that is a qualified plan under Section 401(k) of the Internal Revenue Code for the benefit of KBK employees. The Plan is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The Company may, at the discretion of the Board, annually elect to match some portion of employee contributions to this Plan. The Company currently matches 50% of every employee contribution subject to a 6% salary limit. The Company's contributions to the Plan totaled $93,000 for 1999 and $69,000 for 1998.

(17) EMPLOYEE STOCK PURCHASE PLAN

In April of 1998, the Company adopted the 1998 Employee Stock Purchase Plan, ("the Stock Plan") which subsequently received shareholder approval. The Stock Plan provides eligible full-time employees with an opportunity to purchase common stock of the Company through payroll deductions. The aggregate number of shares of common stock which may be purchased under the Stock Plan shall not exceed 150,000 (subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations or other changes in the outstanding common stock). The exercise price for the stock purchase shall be 90% of the lower of the fair market value of the stock on the first day or the last day of the calendar quarter of the applicable option period. The Stock Plan became effective July 1, 1998. The shares purchased by employees through the Stock Plan totaled 6,766 in 1999 and 2,138 in 1998.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

KBK Capital Corporation:

We have audited the accompanying consolidated balance sheets of KBK Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBK Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        KPMG LLP
Fort Worth, Texas
February 3, 2000


KBK CAPITAL CORPORATION and SUBSIDIARIES
QUARTERLY SUMMARY RESULTS (Unaudited)
(dollars in thousands except per share amounts)

                                                       1999
                                 YTD      ----------------------------------------------
                                 1999     4TH QTR     3RD QTR     2ND QTR      1ST QTR
                               --------   --------   ----------  ----------   ----------
Average Net Earning Assets
   Managed and Owned           $131,712   $137,455   $  129,183  $  126,459   $  133,739
   Owned                         75,295     82,728       77,096      71,481       69,712
                               ========   ========   ==========  ==========   ==========

Revenue                        $ 19,133   $  4,879   $    4,891  $    4,650   $    4,713
Interest Expense                  5,522      1,588        1,427       1,281        1,226
Operating Expenses               11,177      2,777        2,687       3,013        2,700
                               --------   --------   ----------  ----------   ----------
Operating profit                  2,434        514          777         356          787
Provision for credit losses       1,600        400          400         400          400
Provision for impairment losses     500        500            -           -            -
                               --------   --------   ----------  ----------   ----------
Pretax Income (Loss)                334       (386)         377         (44)         387
Taxes                               184       (123)         175          (3)         135
                               --------   --------   ----------  ----------   ----------
Net Income (Loss)              $    150   $   (263)  $      202  $      (41)  $      252
                               ========   ========   ==========  ==========   ==========
Earnings (Loss)
   Per Share - Basic           $    .05   $   (.08)  $      .06  $     (.01)  $      .08
Earnings (Loss)
   Per Share - Diluted         $    .05   $   (.07)  $      .06  $     (.01)  $      .07
                               ========   ========   ==========  ==========   ==========

                                                          1998
                                  YTD       -----------------------------------------------
                                  1998       4TH QTR     3RD QTR     2ND QTR      1ST QTR
                                ----------  ----------  ----------  ----------   ----------
Average Net Earning Assets
   Managed and Owned            $  118,441  $  137,148  $  122,811  $  112,587   $  101,252
   Owned                        $   49,567  $   63,867  $   50,845  $   45,943   $   37,698
                                ==========  ==========  ==========  ==========   ==========

Revenue                         $   17,948  $    4,715  $    4,500  $    4,635   $    4,097
Interest Expense                     3,149       1,144         835         679          491
Operating Expenses                   9,679       2,805       2,359       2,361        2,154
                                ----------  ----------  ----------  ----------   ----------
Operating profit                     5,120         766       1,306       1,595        1,452
Provision for credit losses          1,500         400         400
Provision for impairment losses          -           -           -           -            -
                                ----------  ----------  ----------  ----------   ----------
Pretax Income (Loss)                 3,620         366         906       1,195        1,152
Taxes                                1,227         117         186         478          446
                                ----------  ----------  ----------  ----------   ----------
Net Income (Loss)              $     2,393  $      249  $      720  $      717   $      706
                                ==========  ==========  ==========  ==========   ==========
Earnings (Loss)
   Per Share - Basic            $     0.73  $      .08  $      .22  $      .22   $      .21
Earnings (Loss)
   Per Share - Diluted          $     0.64  $      .08  $      .19  $      .19   $      .18
                                ==========  ==========  ==========  ==========   ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders, under the captions "Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders, under the captions "Compensation of Executive Officers" and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders, under the captions "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders, under the captions "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     Exhibit Number
3.1    --      Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 to the Registrant's
               Registration Statement on form SB-2, Registration No.
               33-77378-D).

3.2    --      Bylaws of the Company and amendment thereto (incorporated by reference to Exhibit 4.5 to the Registrant's Registration
               Statement on Form S-8, Registration No. 33-89377).

4.1    --      Specimen Stock Certificate for Common Stock of the Company
               (incorporated by reference to Exhibit 4.1 to the Registrant's
               Registration Statement on form SB-2, Registration No.
               33-77378-D).

4.2    --      Form of Registration Rights Agreement between the Company and the parties named therein, as amended (incorporated by reference to
               Exhibit 4.2 to the Registrant's Registration Statement on Form
               SB-2, Registration No. 33-77378-D).

**10.1 --      1992 Key Employee Stock Option Plan of the Company (terminated), and forms of stock option agreements and amendments thereto
               (incorporated by reference to Exhibit 10.1 to the Registrant's
               Registration Statement on Form SB-2, Registration No.
               33-77378-D).

**10.2 --      1993 Non-Employee Director Stock Option Plan of the Company
               (terminated), and form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration
               Statement on form SB-2, Registration No. 33-77378-D).

**10.3 --      1994 Stock Option Plan of the Company, and forms of stock option agreements (incorporated by reference to Exhibit 10.3 to the
               Registrant's Registration Statement on Form SB-2, Registration
               No. 33-77378-D).

  10.4 -- Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on form SB-2, Registration
               No. 33-77378-D).

  10.5 --      Stock Purchase Agreement dated as of April 2, 1992 among the
               Company, KBK, Inc. and R. Doyle Kelley (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on
               Form SB-2, Registration No. 33-77378-D).

  10.6 -- Employment and Non-Competition Agreement dated Aril 7, 1992 between the Company and R. Doyle Kelley (incorporated by reference to Exhibit 10.6 to the Registrant's Registration statement on form SB-2, Registration No. 33-77378-D).

 10.7  --      documents (incorporated by reference to Exhibit 10.7 to the
               Registrant's registration Statement on form SB-2, Registration
               No. 33-77378-D).

 10.8  --      Form of Warrants of the Company (incorporated by reference to
               Exhibit 10.8 to the Registrant's Registration Statement on Form
               SB-2, Registration No. 33-77378-D).

 10.9  --      Stock Exchange Agreement among KBK Capital Corporation and
               Coastal, Inc. and the Owners of the outstanding capital stock of
               Coastal Financial Resources, Inc. dated as of December 30, 1994
               (incorporated by reference to Exhibit 10.9 to the Registrant's
               Registration Statement on Form SB-2, Registration No.
               33-77378-D).

 10.10 --      Amended and Restated Letter Loan Agreement dated as of August 21,
               1997 among KBK Financial, Inc., as borrower, and KBK Capital
               Corporation, as guarantor, and the Banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Registration
               Statement on Form SB-2, Registration No. 33-77378-D).

 10.11 --      Amendment to Third Amended and Restated Loan Agreement
               (incorporated by reference to Exhibit 10.11 to the Registrant's
               Registration Statement on Form SB-2, Registration No.
               33-77378-D).

 10.12 -- Receivables Purchase Agreement (4/11/97) (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form SB-2, Registration No. 33-77378-D).

 10.13 -- Purchase and Sale Agreement (4/11/97) (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on
               Form SB-2, Registration No. 33-77378-D).

*10.14 --      Stock Purchase Agreement by and between the Company and Sirmon
               Commercial Finance, L.L.C. dated October 21, 1999.


*10.15 --      Fourth Amended and Restated Letter Loan Agreement dated as of May
               21, 1999 among KBK Financial, Inc., as borrower, and KBK Capital
               Corporation, as guarantor, and the Banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent.

 21.1  --      Subsidiary of the Company (incorporated by reference to Exhibit
               21.1 to the Registrant's Registration Statement on Form SB-2,
               Registration No. 33-77378-D).

**Management contract or compensatory plan or arrangement
 *Filed herewith

     (b) Reports on form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KBK CAPITAL CORPORATION

                                   REGISTRANT

Date:  March 29, 2000        By /s/ Deborah  B. Wilkinson
                                --------------------------------------------
                                Deborah B. Wilkinson, Executive Vice President
                                       and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.



By: /s/ Robert J. McGee        Chairman and Chief Executive Officer      March 29, 2000
   -------------------------
       (Robert J. McGee)


By: /s/ Deborah B. Wilkinson   Executive Vice President and              March 29, 2000
   --------------------------  Chief Financial Officer
       (Deborah B. Wilkinson)  Principal Financial Officer)


By: /s/ Thomas Simmons         Director                                  March 29, 2000
    -------------------------
       (Thomas Simmons)


By: /s/ Daniel R. Feehan       Director                                  March 29, 2000
    -------------------------
       (Daniel R. Feehan)

By: /s/ Thomas L. Healey       Director                                  March 29, 2000
    -------------------------
       (Thomas L. Healey)


By: /s/ Martha V. Leonard      Director                                  March 29, 2000
    -------------------------
       (Martha V. Leonard)


By: /s/ R. Earl Cox, III       Director                                  March 29, 2000
    -------------------------
       (R. Earl Cox, III)


By: /s/ Harris A. Kaffie       Director                                  March 29, 2000
    -------------------------
       (Harris A. Kaffie)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
10.14       Stock Purchase Agreement by and between the Company and Simon
            Commercial Finance, L.L.C. dated October 21, 1999.

10.15       Fourth Amended and Restated Letter Loan Agreement dated as of May
            21, 1999 among KBK Financial, Inc., as borrower, and KBK Capital
            Corporation, as guarantor, and the banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent.

27          Financial Data Schedule