Form 10QSB
period 2000-03-31
KBK CAPITAL CORP
filed 2000-05-12
CIK 921559

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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
YES  X    NO
    ---      ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                        2,885,027
                                     (SHARES OUTSTANDING AS OF APRIL 10, 2000)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES       NO  X
    ---      ---

================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended March 31, 2000



                                                                                                      Page
                                                                                                     Number

PART I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999              2

          Consolidated Statements of Income for the Three Months Ended March 31, 2000 and              3
          1999 (unaudited)

          Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
          December 31, 1999 and the Three Months Ended March 31, 2000 (unaudited)

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
          and 1999 (unaudited)                                                                         5

          Notes to Unaudited Consolidated Financial Statements                                        6-8

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of                  8-11
          Operations

PART II.  OTHER INFORMATION                                                                           12

Item 1 -  Legal Proceedings                                                                           12

Item 6 -  Exhibits and Reports on Form 8-K                                                            12

          Signatures                                                                                  12

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                                                                     MAR. 31, 2000      DEC. 31, 1999
                                                                                      (UNAUDITED)
                                                                                     -------------      -------------
                                         ASSETS
Cash                                                                                 $   2,062,736      $   4,854,980

Accounts receivable, net                                                                13,118,481         14,475,250

Loans receivable, net                                                                   87,483,657         77,328,257

Retained interest in sold assets                                                        12,037,921          9,150,992

Less allowance for credit losses                                                        (2,282,620)        (2,018,787)
                                                                                     -------------      -------------
    Total receivables, net                                                             110,357,439         98,935,712

Premises and equipment, net of accumulated depreciation of
    $3,205,383 at March 31, 2000 and $3,023,383 at December 31, 1999,
    respectively                                                                         1,445,639          1,607,567
Intangible assets, less accumulated amortization of $2,763,825
    at March 31, 2000 and $2,665,447 at December 31, 1999, respectively                  2,994,416          3,092,794

Other investments, net                                                                   1,210,000          1,250,000

Other assets                                                                             1,986,682          2,636,509
                                                                                     -------------      -------------
                              Total assets                                           $ 120,056,912      $ 112,377,562
                                                                                     =============      =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                                  $  66,000,000      $  56,000,000
Mandatorily redeemable preferred securities                                             16,020,087         16,008,622
Due to clients                                                                          13,379,908         15,060,845
Accounts payable and other liabilities                                                     863,670          1,070,241
Deferred revenue                                                                           267,638            339,856
                                                                                     -------------      -------------
                              Total liabilities                                         96,531,303         88,479,564

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
    shares issued and outstanding                                                               --                 --

Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
    3,577,485 shares and outstanding 2,885,027 at March 31, 2000 and
    issued 3,577,485 shares and outstanding 2,985,829 at December 31, 1999                  35,775             35,775
Additional paid-in capital                                                              16,263,709         16,326,919
Retained earnings                                                                       12,026,948         11,833,443
Treasury stock, at cost, 692,458 shares at March 31, 2000 and 591,656 shares
    at December 31, 1999                                                                (4,800,823)        (4,298,139)
                                                                                     -------------      -------------
                              Total stockholders' equity                                23,525,609         23,897,998
                                                                                     -------------      -------------
                                                                                     $ 120,056,912      $ 112,377,562
                                                                                     =============      =============



See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                 THREE MONTHS      THREE MONTHS
                                                                    ENDED            ENDED
                                                                 MAR. 31, 2000    MAR. 31, 1999
                                                                  (UNAUDITED)      (UNAUDITED)
                                                                 -------------    -------------
Earned discount income                                           $  429,252        $  541,606
Interest income - Loans                                           2,493,463         1,666,007
Servicing fees                                                    1,714,161         1,588,640
Other income - Fees                                               1,017,143           916,910
                                                                 ----------        ----------
                Total revenue                                     5,654,019         4,713,163
Interest expense                                                  1,794,776         1,226,403
                                                                 ----------        ----------
          Income after interest expense                           3,859,243         3,486,760
Provision for credit losses                                         910,000           400,000
Provision for impairment losses                                      40,000                --
                                                                 ----------        ----------
Income after interest expense and provision for losses            2,909,243         3,086,760

Operating expenses:
          Salaries and employee benefits                          1,491,685         1,600,335
          Amortization of intangible assets                          98,378            98,378
          Occupancy and equipment                                   379,801           429,339
          Professional fees                                         219,417           121,203
          Other                                                     595,132           450,291
                                                                 ----------        ----------
                Total operating expenses                          2,784,413         2,699,546
                                                                 ----------        ----------
Gain on sale of marketable securities                               290,859                --
                                                                 ----------        ----------
        Income before income taxes                                  415,689           387,214
Income taxes:
          Federal                                                   158,859           131,670
          State                                                       4,670             3,874
                                                                 ----------        ----------
                Total income taxes                                  163,529           135,544
                                                                 ----------        ----------
                Net income                                       $  252,160        $  251,670
                                                                 ==========        ==========
Earnings per share-basic                                         $     0.09        $     0.08
                                                                 ==========        ==========
Weighted-average common shares outstanding-basic                  2,931,226         3,289,206
                                                                 ==========        ==========
Earnings per share-diluted                                       $     0.09        $     0.07
                                                                 ==========        ==========
Weighted-average common shares outstanding-diluted                2,931,226         3,589,145
                                                                 ==========        ==========

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 YEAR ENDED DECEMBER 31, 1999 AND THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                            Common Stock
                                     ---------------------------      Additional                                       Total
                                        Shares                         paid-in        Retained        Treasury      stockholders'
                                     Outstanding       Amount          capital        earnings         stock           equity
                                     -----------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998         3,194,871      $     35,507    $ 16,759,567    $ 11,693,807    $ (3,059,577)   $ 25,429,304

Purchase of stock for treasury        (239,608)               --              --              --      (1,271,280)     (1,271,280)

Exercise of stock options               23,800               238         117,270              --              --         117,508

Purchase of stock warrants                  --                --        (572,500)             --              --        (572,500)

Issuance of common stock from
treasury                                 3,819                --              --         (10,439)         32,718          22,279

Issuance of common stock                 2,947                30          22,582              --              --          22,612

Net Income                                  --                --              --         150,075              --         150,075
                                     ---------      ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999         2,985,829            35,775      16,326,919      11,833,443      (4,298,139)     23,897,998

Purchase of stock for treasury        (110,000)               --              --              --        (567,805)       (567,805)

Issuance of common stock from
treasury                                 9,198                --              --         (58,655)         65,121           6,466

Forfeiture of stock options                 --                --         (63,210)             --              --         (63,210)

Net Income                                  --                --              --         252,160              --         252,160

                                     ---------      ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2000            2,885,027      $     35,775    $ 16,263,709    $ 12,026,948    $ (4,800,823)   $ 23,525,609
                                     =========      ============    ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      THREE MONTHS      THREE MONTHS
                                                                         ENDED             ENDED
                                                                      MAR. 31, 2000     MAR. 31, 1999
                                                                      (UNAUDITED)       (UNAUDITED)
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $    252,160      $    251,670
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization                                            291,843           335,054
  Provision for credit losses                                              910,000           400,000
  Provision for impairment losses                                           40,000                --
  Decrease in accounts receivable, net                                     710,602         2,127,560
  Net increase in retained interest in sold assets                      (2,908,177)       (1,802,324)
  Decrease in other assets                                                 586,617           323,947
  Decrease in due to clients                                            (1,680,937)         (917,158)
  Decrease in accounts payable and other liabilities                      (206,571)         (629,639)
  Increase (decrease) in interest payable for the sold assets               21,248           (60,431)
  Decrease in deferred revenue                                             (72,218)         (187,597)
                                                                      ------------      ------------
   Net cash used in operating activities                                (2,055,433)         (158,918)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans receivable, net                                (10,155,400)         (772,989)
  Purchases of premises and equipment                                      (20,072)         (128,334)
                                                                      ------------      ------------
   Net cash used in investing activities                               (10,175,472)         (901,323)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings from bank line of credit                               10,000,000        16,000,000
  Purchase of stock warrants                                                    --          (572,500)
  Purchase of stock for treasury                                          (567,805)               --
  Exercise of stock options                                                     --            38,360
  Issuance of common stock                                                   6,466            16,669
                                                                      ------------      ------------
   Net cash provided by financing activities                             9,438,661        15,482,529
                                                                      ------------      ------------
   Net increase (decrease) in cash                                      (2,792,244)       14,422,288
Cash at beginning of period                                              4,854,980           136,223
                                                                      ------------      ------------
Cash at end of period                                                 $  2,062,736      $ 14,558,511
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC") and KBK Capital Trust I, (the "Trust"), included herein, are unaudited as of and for all periods ended March 31, 2000 and 1999. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998 which are included in the Company's 1999 annual report.

2. SALE OF ASSETS. In April 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables and inventory loans are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables and inventory loans from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in a servicing agreement between SPC and KBK. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables and/or inventory loans. No gain or loss results from the sale of these receivables and inventory loans to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents amounts due from the conduit. This retained interest amounted to $12,037,921 and $9,150,992 at March 31, 2000 and December 31, 1999,
respectively.

3. OTHER INVESTMENTS. During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company that sold KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity. During 1999, the Company established a $500,000 provision for impairment loss related to this asset. During the quarter ended March 31, 2000, the Company recorded $40,000 in additional provision related to the asset. The estimated fair value of $1,210,000 was determined by reference to the present value of the estimated future cash flows of the asset.

4. BANK LINE OF CREDIT. KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75%, at the election of KBK, and secured by substantially all of KBK's assets. At March 31, 2000, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $66.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There were $889,751 in letters of credit outstanding at March 31, 2000. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At March 31, 2000, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $486,000 in available credit under this line.

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

The Preferred Securities are redeemable for cash, at the option of the Trust, in whole or in part, from time to time on or after November 30, 2001, at a redemption price of $10.00 per share plus accumulated and unpaid distributions thereon. The Preferred Securities will also be redeemable upon the repayment either at maturity of the subordinated Debentures or as a result of the acceleration of the subordinated Debentures upon an event of default. Distributions on the Preferred Securities are cumulative and accrue at 9.50% per annum on the sum of liquidation value thereof, plus unpaid distributions which have been accrued in prior quarters. Accrued and unpaid distributions are reflected in accounts payable and other liabilities in the accompanying consolidated balance sheets.

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated Debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,229,913 as of March 31, 2000, is being accreted over 15 years by making periodic charges to the Company's earnings.

6. STOCKHOLDERS' EQUITY. The Company acquired 110,000 shares of its common stock during the quarter ended March 31, 2000. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 692,458 shares of Treasury Stock at a cost of $4,800,823 as of March 31, 2000. In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares (of the Company's common stock). During 1999, the Company paid $572,500 to repurchase from a former director warrants to purchase 160,000 shares. The remaining 340,000 warrants are exercisable at $5 per share and expire on February 25, 2005. During October 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. During the quarter ended March 31, 2000, $63,210 in deferred compensation was reversed from other assets into additional paid-in capital as a result of stock options forfeited during the period.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included below, including those regarding future financial performance or results or those that are not historical facts, are, or contain, "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed below and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This narrative should be read in conjunction with information provided in the financial statements and accompanying notes appearing in this report and the audited financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

KBK's growth strategies include increasing market penetration, extending its product line, and opportunistically pursuing strategic acquisitions and partnerships which will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

         Analysis of First Quarter 2000 Compared to First Quarter 1999

The following table sets forth the results of operations and certain other data of the Company for the first quarter of 2000 and the first quarter of 1999.


                                        Quarter Ended                  Quarter Ended
                                        March 31, 2000                 March 31, 1999
                                         (unaudited)                     (unaudited)
                                        --------------------------------------------------------
                                                        (dollars in thousands)
Average Net Earning Assets
     Managed and Owned                  $  144,231                     $  133,739
     Owned                                  90,576                         69,712
Total Revenue                                5,654          100.0%          4,713          100.0%
Interest Expense                             1,795           31.7%          1,226           26.0%
Provision for Credit Losses                    910           16.1%            400            8.5%
Provision for Impairment Losses                 40             .7%             --            0.0%
Other Income                                   291            5.1%             --             --
Operating Expense                            2,784           49.2%          2,700           57.3%
Income Taxes                                   164            2.9%            135            2.9%
                                        ----------     ----------      ----------     ----------
Net Income                                     252            4.5%            252            5.3%
                                        ==========     ==========      ==========     ==========

Average net earning assets owned increased 29.9% to $90.6 million for the quarter ended March 31, 2000 from $69.7 million for the quarter ended March 31, 1999. This increase in assets generated revenue growth of 20.0%, or $941,000 to $5.7 million for the quarter ended March 31, 2000 from the quarter ended March 31, 1999 total revenue of $4.7 million. Average net earning assets under management increased 7.9% to $144.2 million for the quarter ended March 31, 2000 from $133.7 million for the quarter ended March 31, 1999.

Interest expense increased $569,000 to $1.8 million for the first quarter of 2000 compared with $1.2 million for the first quarter of 1999. This increase resulted from the $21.1 million increase in average funded debt required to support the increase in net average earning assets, as well as increased interest rates. The net effect of the increased revenue and interest expense was an increase of $372,500, or 10.7%, in income after interest expense for the quarter ended March 31, 2000, compared to the prior year quarter.

A provision for credit losses of $910,000 was recorded for the first quarter of 2000, compared to $400,000 for the first quarter of 1999. The $910,000 provision for losses was recorded in consideration of the Company's valuation of the portfolio as of March 31, 2000. During the first quarter of 2000 the Company had net chargeoffs of $646,000 compared to $375,000 of net chargeoffs for the first quarter of 1999. The allowance for credit losses at March 31, 2000 of $2.3 million represents 2.0% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.5% of average net earning assets owned for the quarter then ended. The allowance for credit losses at March 31, 1999 of $2.0 million represented 2.5% of total outstanding loans and accounts receivables and 2.8% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at March 31, 2000.

Operating expenses of $2.8 million for the three months ended March 31, 2000 increased $85,000, or 3.1%, compared with $2.7 million for the three months ended March 31, 1999. This increase is comprised of $109,000 decrease in salaries and benefits, $50,000 decrease in occupancy and equipment expense, $98,000 increase in professional fees and $145,000 increase in other expense. The decrease in salaries and benefits relates to a reduction in executive management staff. As the Company's initial systems and equipment investments have become fully depreciated, the occupancy and equipment expense decreases. The increases in professional fees and other expenses result primarily from the Company's increased emphasis on marketing.

During the quarter, the Company recorded a $291,000 gain on the sale of marketable securities acquired through the exercise of warrants received from a client of the Company. This gain on sale and the increased income after interest expense totaled $663,000. This increase was largely offset by the $510,000 increase in provision for credit losses and the $85,000 increase in operating expenses. Income taxes increased to $163,500 for the first quarter of 2000 compared to $135,500 of income taxes for the first quarter of 1999.

As a result of the foregoing, net income of the Company for the first quarter of 2000 increased to $252,200 from $251,700 for the first quarter of 1999.

CHANGES IN FINANCIAL CONDITION

Total assets increased 6.8% from $112.4 million at December 31, 1999 to $120.1 million at March 31, 2000. This increase is primarily related to the increase in loans from $77.3 million at December 31, 1999 to $87.5 million at March 31, 2000 and the corresponding increase in the bank line of credit from $56.0 million at December 31, 1999 to $66.0 million at March 31, 2000.

Stockholders' equity decreased $372,000, from $23.9 million at December 31, 1999 to $23.5 million at March 31, 2000, which was primarily the net result of net income of $252,000 and $568,000 in treasury stock purchases. The Company paid no dividends on its common stock for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale into SPC and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets increased by $12.5 million, from $131.7 million as of December 31, 1999 to $144.2 million as of March 31, 2000. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75%, at the election of KBK, and secured by substantially all of KBK's assets. At March 31, 2000, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $66.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There was $889,751 in letters of credit outstanding at March 31, 2000. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At March 31, 2000, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $1.6 million in available credit under this line.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 500,000 shares (14.0% of the issued shares as of March 31, 2000) of the Company's common stock at the current market price. In addition, the Company entered into an agreement during 1999 to repurchase an aggregate 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. At March 31, 2000, the Company had repurchased 210,000 shares for an aggregate of $1,062,650. The stock is being acquired from the previous shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in December, 1994. At March 31, 2000, 692,458 shares of common stock were held in the treasury at a cost of $4.8 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

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




                                               KBK CAPITAL CORPORATION



Date      May 14, 2000                         /s/ Deborah B. Wilkinson
         ------------------                    ---------------------------------
                                               Deborah B. Wilkinson,
                                               Executive Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27           Financial Data Schedule