Form 10QSB
period 2000-06-30
KBK CAPITAL CORP
filed 2000-08-14
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________

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

YES  X       NO
    ---         ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                           2,827,138
                                        (SHARES OUTSTANDING AS OF JULY 31, 2000)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES            NO  X
    ---           ---
================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended June 30, 2000



                                                                                                          Page
                                                                                                         Number

PART I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements

              Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999               2

              Consolidated Statements of Income for the Three Months Ended June 30, 2000 and 1999
              (unaudited) and Six Months Ended June 30, 2000 and 1999 (unaudited)                          3

              Consolidated Statements of Changes in Stockholders' Equity for the
              Year Ended December 31, 1999 and the Six Months Ended June 30, 2000 (unaudited)              4

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999
              (unaudited)                                                                                  5

              Notes to Consolidated Financial Statements                                                  6-8

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations       8-13

PART II.      OTHER INFORMATION

Item 1 -      Legal Proceedings                                                                            13

Item 4 -      Submission of Matters to a Vote of Security Holders                                          13

Item 6 -      Exhibits and Reports on Form 8-K                                                             14

              Signatures                                                                                   15

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                                  JUN. 30, 2000       DEC. 31, 1999
                                     ASSETS                                        (UNAUDITED)
                                                                                  -------------      -------------
Cash                                                                              $   3,087,679      $   4,854,980

Accounts receivable, net                                                             10,473,151         14,475,250

Loans receivable, net                                                                80,765,826         77,328,257

Retained interest in sold assets                                                     12,927,820          9,150,992

Less allowance for credit losses                                                     (2,098,502)        (2,018,787)
                                                                                  -------------      -------------
                        Total receivables, net                                      102,068,295         98,935,712

Premises and equipment, net of accumulated depreciation of $3,398,970 at
        June 30, 2000 and $3,023,383 at December 31, 1999, respectively               1,302,484          1,607,567
Intangible assets, less accumulated amortization of $2,862,204 at
        June 30, 2000 and $2,665,447 at December 31, 1999, respectively               2,896,037          3,092,794

Other investments, net                                                                1,210,000          1,250,000

Other assets                                                                          2,019,967          2,636,509
                                                                                  -------------      -------------
                        Total assets                                              $ 112,584,462      $ 112,377,562
                                                                                  =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                               $  59,000,000      $  56,000,000
Mandatorily redeemable preferred securities                                          16,031,812         16,008,622
Commercial paper                                                                        100,000            100,000
Due to clients                                                                       12,334,059         15,060,845
Accounts payable and other liabilities                                                  971,275            970,241
Deferred revenue                                                                        520,204            339,856
                                                                                  -------------      -------------
                        Total liabilities                                            88,957,350         88,479,564

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
         shares issued and outstanding                                                       --                 --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
        3,577,485 shares and outstanding 2,827,138 at June 30, 2000 and
        issued 3,577,485 shares and outstanding 2,985,829 at December 31, 1999           35,775             35,775
Additional paid-in capital                                                           16,263,709         16,326,919
Retained earnings                                                                    12,425,964         11,833,443
Treasury stock, at cost, 750,347 shares at June 30, 2000
        and 591,656 shares at December 31, 1999                                      (5,098,336)        (4,298,139)
                                                                                  -------------      -------------
                        Total stockholders' equity                                   23,627,112         23,897,998
                                                                                  -------------      -------------
            Total liabilities and stockholders' equity                            $ 112,584,462      $ 112,377,562
                                                                                  =============      =============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
           THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999


                                                       THREE MONTHS    THREE MONTHS      SIX MONTHS      SIX MONTHS
                                                          ENDED            ENDED            ENDED          ENDED
                                                       JUN. 30, 2000   JUN. 30, 1999    JUN. 30, 2000   JUN. 30, 1999
                                                        (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                       -------------   -----------      -----------     -----------
Earned discount income                                 $   489,342     $ 1,059,339      $   918,594     $ 1,600,945
Interest income - loans                                  2,514,553       2,111,470        5,008,016       3,777,477
Servicing fees                                           1,748,912         669,667        3,463,073       2,258,307
Other income - fees                                        927,205         809,558        1,944,348       1,726,467
                                                       -----------     -----------      -----------     -----------
           Total revenue                                 5,680,012       4,650,034       11,334,031       9,363,196
Interest expense                                         1,840,853       1,281,007        3,635,629       2,507,410
                                                       -----------     -----------      -----------     -----------
           Income after interest expense                 3,839,159       3,369,027        7,698,402       6,855,786
Provision for credit losses                                438,000         400,000        1,348,000         800,000
Provision for impairment losses                                 --              --           40,000              --
                                                       -----------     -----------      -----------     -----------
      Income after interest expense
        and provision for losses                         3,401,159       2,969,027        6,310,402       6,055,786
Operating expenses:
           Salaries and employee benefits                1,538,487       1,496,003        3,030,172       3,096,338
           Amortization of intangible assets                98,378          98,378          196,756         196,756
           Occupancy and equipment                         391,991         395,661          771,792         825,000
           Professional fees                               151,291         506,999          370,708         628,202
           Other                                           601,485         516,086        1,196,617         966,377
                                                       -----------     -----------      -----------     -----------
               Total operating expenses                  2,781,632       3,013,127        5,566,045       5,712,673
                                                       -----------     -----------      -----------     -----------
Gain on sale of marketable securities                           --              --          290,859              --
                                                       -----------     -----------      -----------     -----------
           Income (loss) before income taxes               619,527         (44,100)       1,035,216         343,113
Income tax expense (benefit):
           Federal                                         208,087          (3,055)         366,946         128,615
           State                                             6,120            (479)          10,790           3,395
                                                       -----------     -----------      -----------     -----------
           Total income taxes                              214,207          (3,534)         377,736         132,010
                                                       -----------     -----------      -----------     -----------
           Net income (loss)                           $   405,320     $   (40,566)     $   657,480     $   211,103
                                                       ===========     ===========      ===========     ===========

Earnings (loss) per share-basic                        $      0.14     $     (0.01)     $      0.23     $      0.07
                                                       ===========     ===========      ===========     ===========
Weighted-average common shares outstanding-
     basic                                               2,883,580       3,200,576        2,907,403       3,192,226
                                                       ===========     ===========      ===========     ===========
Earnings (loss) per share-diluted                      $      0.14     $     (0.01)     $      0.23     $      0.06
                                                       ===========     ===========      ===========     ===========
Weighted-average common shares outstanding-
    diluted                                              2,883,985       3,200,576        2,907,606       3,405,548
                                                       ===========     ===========      ===========     ===========

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   YEAR ENDED DECEMBER 31, 1999 AND SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


                                               Common Stock
                                    ------------------------------------     Additional
                                             Shares                           paid-in          Retained          Treasury
                                          Outstanding        Amount           capital          earnings            stock
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1998               3,194,871      $     35,507     $ 16,759,567      $ 11,693,807      $ (3,059,577)

Purchase of stock for treasury              (239,608)               --               --                --        (1,271,280)

Exercise of stock options                     23,800               238          117,270                --                --

Purchase of stock warrants                        --                --         (572,500)               --                --

Issuance of common stock from
     treasury                                  3,819                --               --           (10,439)           32,718

Issuance of common stock                       2,947                30           22,582                --                --

Net Income                                        --                --               --           150,075                --
                                           ---------      ------------     ------------      ------------      ------------

Balance at December 31, 1999               2,985,829            35,775       16,326,919        11,833,443        (4,298,139)

Purchase of stock for treasury              (169,500)               --               --                --          (876,482)

Issuance of common stock from
     treasury                                 10,809                --               --           (64,959)           76,285

Forfeiture of stock options                       --                --          (63,210)               --                --

Net Income                                        --                --               --           657,480                --

                                           ---------      ------------     ------------      ------------      ------------
Balance at June 30, 2000                   2,827,138      $     35,775     $ 16,263,709      $ 12,425,964      $ (5,098,336)
                                           =========      ============     ============      ============      ============



                                       Total
                                    stockholders'
                                       equity
                                    -------------
Balance at December 31, 1998        $ 25,429,304

Purchase of stock for treasury        (1,271,280)

Exercise of stock options                117,508

Purchase of stock warrants              (572,500)

Issuance of common stock from
     treasury                             22,279

Issuance of common stock                  22,612

Net Income                               150,075
                                    ------------

Balance at December 31, 1999          23,897,998

Purchase of stock for treasury          (876,482)

Issuance of common stock from
     treasury                             11,326

Forfeiture of stock options              (63,210)

Net Income                               657,480

                                    ------------
Balance at June 30, 2000            $ 23,627,112
                                    ============




See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999


                                                                                 SIX MONTHS       SIX MONTHS
                                                                                   ENDED             ENDED
                                                                                JUN. 30 2000      JUN. 30 1999
                                                                                 (UNAUDITED)       (UNAUDITED)
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $    657,480      $    211,103
Adjustments to reconcile net income to net cash used in
    operating activities:
       Depreciation and amortization                                                 595,534           645,804
       Provision for credit losses                                                 1,348,000           800,000
       Provision for impairment losses                                                40,000                --
       (Increase) decrease in accounts receivable, net                             2,733,814        (1,250,937)
       Net increase in retained interest in sold assets                           (3,785,993)       (9,216,885)
       Decrease in other assets                                                      553,332           497,165
       Decrease in due to clients                                                 (2,726,786)       (2,576,723)
       Increase (decrease) in accounts payable and other liabilities                   1,034          (389,889)
       Increase (decrease) in interest payable for the sold assets                     9,165           (98,139)
       Increase (decrease) in deferred revenue                                       180,348          (140,590)
                                                                                ------------      ------------
           Net cash used in operating activities                                    (394,072)      (11,519,091)
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Net increase in loans receivable, net                                      (3,437,569)       (3,579,168)
       Purchases of premises and equipment                                           (70,504)         (216,554)
                                                                                ------------      ------------
           Net cash used in investing activities                                  (3,508,073)       (3,795,722)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Net borrowings from bank line of credit                                     3,000,000        17,500,000
       Purchase of stock warrants                                                         --          (572,500)
       Decrease in commercial paper                                                       --          (800,000)
       Repurchase of common stock                                                   (876,482)         (113,359)
       Exercise of stock options                                                          --            38,360
       Issuance of common stock                                                       11,326            30,856
                                                                                ------------      ------------
           Net cash provided by financing activities                               2,134,844        16,083,357
                                                                                ------------      ------------
           Net increase (decrease) in cash                                        (1,767,301)          768,544
Cash at beginning of period                                                        4,854,980           136,223
                                                                                ------------      ------------
Cash at end of period                                                           $  3,087,679      $    904,767
                                                                                ============      ============




See accompanying notes to consolidated financial statements.

                KBK CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC") and KBK Capital Trust I, (the "Trust"), included herein, are unaudited as of and for all periods ended June 30, 2000 and 1999. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998 which are included in the Company's 1999 annual report.

2. SALE OF ASSETS. In April 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables and inventory loans are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables and inventory loans from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in a servicing agreement between SPC and KBK. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables and/or inventory loans. No gain or loss results from the sale of these receivables and inventory loans to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents amounts due from the conduit. This retained interest amounted to $12,927,820 and $9,150,992 at June 30, 2000 and December 31, 1999, respectively.

3. OTHER INVESTMENTS. During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company that sold KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity. The Company has established a $540,000 provision for impairment loss related to this asset. The estimated fair value of $1,210,000 as of June 30, 2000 was determined by reference to the present value of the estimated future cash flows of the asset.

4. BANK LINE OF CREDIT. KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75%, at the election of KBK, and secured by substantially all of KBK's assets. At June 30, 2000, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $59.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There was $3,560,530 in letters of credit outstanding at June 30, 2000. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At June 30, 2000, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $2.0 million in available credit under this line.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated Debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,218,188 as of June 30, 2000, is being accreted over 15 years by making periodic charges to the Company's earnings.

6. EARNINGS (LOSS) PER SHARE. Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations:



                                                                 Three Months Ended              Six Months Ended
                                                          June 30, 2000   June 30, 1999    June 30, 2000   June 30, 1999
                                                           -----------     -----------      -----------     -----------
Net income (loss)                                          $   405,320     $   (40,566)     $   657,480     $   211,103
                                                           ===========     ===========      ===========     ===========
Weighted average shares outstanding - Basic                  2,883,580       3,200,576        2,907,403       3,192,226
                                                           ===========     ===========      ===========     ===========
Earnings (loss) per share - Basic                          $      0.14     $     (0.01)     $      0.23     $      0.07
                                                           ===========     ===========      ===========     ===========

Weighted average shares outstanding - Basic                  2,883,580       3,200,576        2,907,403       3,192,226
Effect of dilutive securities
   Assumed exercise of stock options and warrants                  405               0              203         213,322
                                                           -----------     -----------      -----------     -----------
Weighted average shares outstanding - Diluted                2,883,985       3,200,576        2,907,606       3,405,548
                                                           ===========     ===========      ===========     ===========
Earnings (loss) per share - Diluted                        $      0.14     $     (0.01)     $      0.23     $      0.06
                                                           ===========     ===========      ===========     ===========

For the three months ended June 30, 1999, 132,853 stock options were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been antidilutive.

7. STOCKHOLDERS' EQUITY. Pursuant to an October 1999 agreement to repurchase 483,795 shares of its common stock over an 18-month period, the Company acquired 59,500 shares of its common stock during the quarter ended June 30, 2000. Under the agreement, the per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 750,347 shares of Treasury Stock at a cost of $5,098,336 as of June 30, 2000. In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares (of the Company's common stock). During 1999, the Company paid $572,500 to repurchase from a former director warrants to purchase 160,000 shares. The remaining 340,000 warrants are exercisable at $5 per share and expire on February 25, 2005. During the six months ended June 30, 2000, $63,210 in deferred compensation was reversed from other assets into additional paid in capital as a result of in-the-money stock options being forfeited.

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

RESULTS OF OPERATIONS

         Analysis of Second Quarter 2000 Compared to Second Quarter 1999

The following table sets forth the results of operations and certain other data of the Company for the second quarter of 2000 and the second quarter of 1999.



                                       Quarter Ended                   Quarter Ended
                                       June 30, 2000                   June 30, 1999
                                        (unaudited)                     (unaudited)
                                       ---------------------------------------------------------
                                                         (dollars in thousands)
Average Net Earning Assets
     Managed and Owned                  $  147,328                     $  126,459
     Owned                                  89,766                         71,481
Total Revenue                                5,680          100.0%          4,650           100.0%
Interest Expense                             1,841           32.4%          1,281            27.5%
Provision for Credit Losses                    438            7.7%            400             8.6%
Operating Expense                            2,782           49.0%          3,013            64.8%
Income Taxes                                   214            3.8%             (3)             --
                                        ----------     ----------      ----------      ----------
Net Income (Loss)                              405            7.1%            (41)            (.9)%
                                        ==========     ==========      ==========      ==========

Average net earning assets owned increased 25.6% to $89.8 million for the quarter ended June 30, 2000 from $71.5 million for the quarter ended June 30, 1999. This increase in assets generated revenue growth of 22.2%, or $1.0 million, to $5.7 million for the quarter ended June 30, 2000 from the quarter ended June 30, 1999 total revenue of $4.7 million. Average net earning assets under management increased 16.5% to $147.3 million for the quarter ended June 30, 2000 from $126.5 million for the quarter ended June 30, 1999.

Interest expense increased $560,000 to $1.8 million for the second quarter of 2000 compared with $1.3 million for the second quarter of 1999. This increase resulted from the $21.5 million increase in average funded debt required to support the increase in net average earning assets, as well as increased interest rates. The net effect of the increased revenue and interest expense was an increase of $470,000, or 14.0%, in income after interest expense for the quarter ended June 30, 2000, compared to the prior year quarter.

A provision for credit losses of $438,000 was recorded for the second quarter of 2000, compared to $400,000 for the second quarter of 1999. The $438,000 provision for losses was recorded in consideration of the Company's valuation of the portfolio as of June 30, 2000. During the second quarter of 2000 the Company had net chargeoffs of $622,000 compared to $784,000 of net chargeoffs for the second quarter of 1999. The allowance for credit losses at June 30, 2000 of $2.1 million represents 2.0% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.3% of average net earning assets owned for the quarter then ended. The allowance for credit losses at June 30, 1999 of $1.6 million represented 1.7% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.2% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 2000.

Operating expenses of $2.8 million for the three months ended June 30, 2000 decreased $231,000, or 7.7%, compared with $3.0 million for the three months ended June 30, 1999. This decrease resulted primarily from professional fee expenditures in the second quarter of 1999 related to due diligence performed in connection with a terminated acquisition effort.

The decrease in operating expenses, combined with the increase in the provision for credit losses and the $470,000 increase in income after interest expense, resulted in a $664,000 increase in income before income taxes.

Income taxes increased to $214,000 for the second quarter of 2000 compared to a tax benefit of $4,000 for the second quarter of 1999.

As a result of the foregoing, net income of the Company for the second quarter of 2000 increased to $405,000 from a loss of $41,000 in income for the second quarter of 1999.

         Analysis of Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         The following table sets forth the results of operations and certain other data of the Company for the six months ended June 30, 2000 and 1999.


                                        Six Months Ended               Six Months Ended
                                          June 30, 2000                  June 30, 1999
                                           (unaudited)                     (unaudited)
                                        --------------------------------------------------------
                                                     (dollars in thousands)
Average Net Earning Assets
     Managed and Owned                  $  145,779                     $  130,079
     Owned                                  90,171                         70,601
Total Revenue                               11,334          100.0%          9,363          100.0%
Interest Expense                             3,636           32.1%          2,507           26.8%
Provision for Credit Losses                  1,348           11.9%            800            8.5%
Provision for Impairment Loss                   40            0.4%             --             --
Other Income                                   291            2.6%             --             --
Operating Expense                            5,566           49.1%          5,713           61.0%
Income Taxes                                   378            3.3%            132            1.4%
                                        ----------     ----------      ----------     ----------
Net Income                                     657            5.8%            211            2.3%
                                        ==========     ==========      ==========     ==========

Average net earning assets owned increased 27.7% to $90.2 million for the six months ended June 30, 2000 from $70.6 million for the six months ended June 30, 1999. This increase in assets generated revenue growth of 21.1%, or $2.0 million, to $11.3 million for the six months ended June 30, 2000 compared to $9.4 million for the same period in 1999. The sale of assets resulted in $3.5 million in servicing fee income during the six months ended June 30, 2000.

Interest expense increased 45.0% to $3.6 million for the six months ended June 30, 2000 from $2.5 million for the same period of 1999. This increase resulted primarily from the $22.3 million increase in average funded debt required to fund the increase in net average earning assets, as well as increased interest rates. The net effect of the increased revenue and increased interest expense was an increase of $842,000, or 12.3%, in income after interest expense for the six months ended June 30, 2000, compared to the same period of the prior year.

A provision for credit losses of $1.3 million was recorded for the six months ended June 30, 2000, as compared to $800,000 for the same period of 1999. The $1.3 million provision for losses was recorded in consideration of the Company's valuation of the portfolio as of June 30, 2000. During the six months ended June 30, 2000, the Company had net charge-offs of $1.3 million compared to $1.2 million of net charge-offs for the same period of 1999. The allowance for credit losses at June 30, 2000 of $2.1 million represents 2.0% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 2.3% of average net earning assets owned for the six months then ended. The allowance for credit losses at June 30, 1999 of $1.6 million was 1.7% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 2.3% of average net earning assets owned for the six months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 2000.

Operating expense of $5.6 million for the six months ended June 30, 2000 decreased $147,000, or 2.6%, compared with the $5.7 million for the same period of 1999. This decrease resulted primarily from professional fee expenditures in the first half of 1999 related to due diligence performed in connection with a terminated acquisition effort.

During the first half of 2000, the Company recorded a $291,000 gain on sale of marketable securities acquired through the exercise of warrants received from a client of the Company. This gain on sale and the increased income after interest expense totaled $1.1 million. This increase in revenue was partially offset by the $588,000 increase in provision for credit losses and impairment losses. These factors, combined with decreased operating expenses, resulted in a 201.7% increase in earnings compared to the six months ended June 30, 1999. As a result, income taxes increased to $378,000 for the six months ended June 30, 2000, or 186.1%, as compared to $132,000 of income taxes for the same period of 1999.

As a result of the foregoing, net income of the Company for the six months ended June 30, 2000 increased $446,000, or 211.4%, to $657,000 from $211,000 for the same period in 1999.

CHANGES IN FINANCIAL CONDITION

Total assets increased from $112.4 million at December 31, 1999 to $112.6 million at June 30, 2000. Stockholders' equity decreased $271,000, from $23.9 million at December 31, 1999 to $23.6 million at June 30, 2000, which was primarily the net result of net income of $657,000 and $876,000 in treasury stock purchases. The Company paid no dividends on its common stock for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale into SPC and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets increased by $19.6 million, from $70.6 million during the first half of 1999 to $90.2 million for the same period in 2000. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75%, at the election of KBK, and secured by substantially all of KBK's assets. At June 30, 2000, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $59.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There was $3,560,530 in letters of credit outstanding at June 30, 2000. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At June 30, 2000, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $2.0 million in available credit under this line.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 500,000 shares (14.0% of the issued shares as of June 30, 2000) of the Company's common stock at the current market price. In addition, the Company entered into an agreement during 1999 to repurchase an aggregate 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in December, 1994. At June 30, 2000, the Company had repurchased 265,000 shares for an aggregate of $1,350,300.

At June 30, 2000, 750,347 shares of common stock were held in the treasury at a cost of $5,098,336. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

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

The following items were submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on May 9, 2000. Of the 2,940,027 outstanding authorized voting shares, there were present by proxy or in person 2,387,626 shares or 81% of the voting shares outstanding. The following issues were presented to the stockholders for approval.

         1.       To elect two directors to serve for a term of three years;

         2. To ratify the selection by the Board of Directors of KPMG LLP as independent auditors for the fiscal year ending December 31, 2000.

For Item 1, the following votes were cast for each of the nominees proposed by the Board of the Company.


                                Shares              Shares              Shares
         Nominee               Voted For         Voted Against         Withheld         Broker Non-Votes
          ------               ---------         -------------         --------         ----------------
R. Earl Cox                    2,361,701           -0-                  25,925                   -0-
Martha V. Leonard              2,361,726           -0-                  25,900                   -0-

In addition, the terms of Robert J. McGee, Daniel R. Feehan, Thomas L. Healey, Thomas M. Simmons and Harris A. Kaffie as directors continued following the Annual Meeting.

For Item 2, shares voted FOR were 2,369,126 shares, 18,500 shares voted AGAINST, and 0 shares ABSTAINED.

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

                                        KBK CAPITAL CORPORATION



Date     August 14, 2000                /s/ DEBORAH B. WILKINSON
         ---------------                ---------------------------------------
                                        Deborah B. Wilkinson,
                                        Executive Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule