Form 10QSB
period 2000-09-30
KBK CAPITAL CORP
filed 2000-11-14
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO
                                                --------    --------

                         COMMISSION FILE NUMBER: 0-24220

                             KBK CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                            75-2416103
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

  301 COMMERCE, SUITE 2200, FORT WORTH, TEXAS        76102-4122
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
YES  X      NO
    ---        ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                     2,768,845
                                    (SHARES OUTSTANDING AS OF OCTOBER 31, 2000)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES         NO  X
    ---        ---

================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended September 30, 2000

                                                                                                          Page
                                                                                                         Number


PART I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements

              Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999          2

              Consolidated Statements of Income for the Three Months Ended September 30, 2000 and
              1999 (unaudited) and Nine Months Ended September 30, 2000 and 1999 (unaudited)               3

              Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
              December 31, 1999 and the Nine Months Ended September 30, 2000 (unaudited)                   4

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and       5
              1999 (unaudited)

              Notes to Consolidated Financial Statements                                                  6-8

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations       9-13

PART II.      OTHER INFORMATION

Item 1 -      Legal Proceedings                                                                            13

Item 4 -      Submission of Matters to a Vote of Security Holders                                          13

Item 6 -      Exhibits and Reports on Form 8-K                                                             13

              Signatures                                                                                   14

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                      SEPT. 30, 2000    DEC. 31, 1999
                                                                                       (UNAUDITED)
                                                                                      --------------    --------------

                                         ASSETS
Cash                                                                                  $      756,658    $    4,854,980

Accounts receivable, net                                                                   8,373,309        14,475,250

Loans receivable, net                                                                     74,072,467        77,328,257

Retained interest in sold assets                                                          11,709,030         9,150,992

Less allowance for credit losses                                                          (2,199,403)       (2,018,787)
                                                                                      --------------    --------------
               Total receivables, net                                                     91,955,403        98,935,712

Premises and equipment, net of accumulated depreciation of
  $3,567,358 at September 30, 2000 and $3,023,383 at December 31, 1999,
  respectively                                                                             1,180,579         1,607,567
Intangible assets, less accumulated amortization of $2,960,582
  at September 30, 2000 and $2,665,447 at December 31, 1999, respectively                  2,797,659         3,092,794

Other investments, net                                                                     1,210,000         1,250,000

Other assets                                                                               2,027,227         2,636,509
                                                                                      --------------    --------------
               Total assets                                                           $   99,927,526    $  112,377,562
                                                                                      ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                                   $   45,000,000    $   56,000,000
Mandatorily redeemable preferred securities                                               16,043,802        16,008,622

Commercial paper                                                                                  --           100,000
Due to clients                                                                            13,229,082        15,060,845
Accounts payable and other liabilities                                                     1,234,535           970,241
Deferred revenue                                                                             529,950           339,856
                                                                                      --------------    --------------
               Total liabilities                                                          76,037,369        88,479,564

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no shares issued and outstanding
                                                                                                  --                --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
  3,577,485 shares and outstanding 2,823,845 at September 30, 2000 and
  issued 3,577,485 shares and outstanding 2,985,829 at December 31, 1999                      35,775            35,775
Additional paid-in capital                                                                16,263,709        16,326,919
Retained earnings                                                                         12,698,031        11,833,443
Treasury stock, at cost, 753,640 shares at September 30, 2000
  and 591,656 shares at December 31, 1999                                                 (5,107,358)       (4,298,139)
                                                                                      --------------    --------------
               Total stockholders' equity                                                 23,890,157        23,897,998
                                                                                      --------------    --------------
               Total liabilities and stockholders' equity                             $   99,927,526    $  112,377,562
                                                                                      ==============    ==============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS    THREE MONTHS     NINE MONTHS    NINE MONTHS
                                                        ENDED           ENDED           ENDED           ENDED
                                                    SEPT. 30, 2000  SEPT. 30, 1999   SEPT. 30, 2000  SEPT. 30, 1999
                                                      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
                                                     -------------   -------------   -------------   -------------
Earned discount income                               $     341,420   $     506,616   $   1,260,014   $   2,107,561
Interest income - Loans                                  2,248,016       2,008,314       7,256,032       5,785,791
Servicing fees                                           2,012,453       1,427,638       5,475,526       3,685,945
Other income - Fees                                        611,331         948,582       2,555,679       2,675,049
                                                     -------------   -------------   -------------   -------------
               Total revenue                             5,213,220       4,891,150      16,547,251      14,254,346
Interest expense                                         1,650,447       1,426,715       5,286,076       3,934,125
                                                     -------------   -------------   -------------   -------------
               Income after interest expense             3,562,773       3,464,435      11,261,175      10,320,221
Provision for credit losses                                550,000         400,000       1,898,000       1,200,000
Provision for impairment losses                                 --              --          40,000              --
                                                     -------------   -------------   -------------   -------------
              Income after interest expense and
                provision for losses                     3,012,773       3,064,435       9,323,175       9,120,221
Operating expenses:
     Salaries and employee benefits                      1,426,891       1,552,211       4,457,063       4,648,549
     Amortization of intangible assets                      98,378          98,379         295,134         295,135
     Occupancy and equipment                               353,554         390,878       1,125,346       1,215,878
     Professional fees                                     120,988         115,663         491,696         743,865
     Other                                                 555,988         530,586       1,752,605       1,496,963
                                                     -------------   -------------   -------------   -------------
               Total operating expenses                  2,555,799       2,687,717       8,121,844       8,400,390
                                                     -------------   -------------   -------------   -------------
Gain on sale of marketable securities                           --              --         290,859              --
                                                     -------------   -------------   -------------   -------------
               Income before income taxes                  456,974         376,718       1,492,190         719,831
Income tax expense:
               Federal                                     174,185         170,780         541,131         299,395
               State                                         5,124           4,399          15,914           7,794
                                                     -------------   -------------   -------------   -------------
                    Total income taxes                     179,309         175,179         557,045         307,189
                                                     -------------   -------------   -------------   -------------
                    Net income                       $     277,665   $     201,539   $     935,145   $     412,642
                                                     =============   =============   =============   =============

Earnings per share-basic                             $        0.10   $        0.06   $        0.33   $        0.13
                                                     =============   =============   =============   =============
Weighted-average common shares outstanding-basic         2,827,728       3,176,254       2,880,651       3,221,598
                                                     =============   =============   =============   =============
Earnings per share-diluted                           $        0.10   $        0.06   $        0.33   $        0.12
                                                     =============   =============   =============   =============
Weighted-average common shares outstanding-diluted       2,828,623       3,251,208       2,881,085       3,390,023
                                                     =============   =============   =============   =============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      YEAR ENDED DECEMBER 31, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                          Common Stock
                                 -----------------------------   Additional                                         Total
                                    Shares                        paid-in         Retained        Treasury      stockholders'
                                  Outstanding        Amount       capital         earnings          stock           equity
                                 -------------   -------------  -------------   -------------   -------------   -------------
Balance at December 31, 1998         3,194,871   $      35,507  $  16,759,567   $  11,693,807   $  (3,059,577)  $  25,429,304

Purchase of stock for treasury        (239,608)             --             --              --      (1,271,280)     (1,271,280)

Exercise of stock options               23,800             238        117,270              --              --         117,508

Purchase of stock warrants                  --              --       (572,500)             --              --        (572,500)

Issuance of common stock from
     treasury                            3,819              --             --         (10,439)         32,718          22,279

Issuance of common stock                 2,947              30         22,582              --              --          22,612

Net Income                                  --              --             --         150,075              --         150,075
                                 -------------   -------------  -------------   -------------   -------------   -------------

Balance at December 31, 1999         2,985,829          35,775     16,326,919      11,833,443      (4,298,139)     23,897,998

Purchase of stock for treasury        (174,500)             --             --              --        (897,095)       (897,095)

Issuance of common stock from
     treasury                           12,516              --             --         (70,557)         87,876          17,319

Forfeiture of stock options                 --              --        (63,210)             --              --         (63,210)

Net Income                                  --              --             --         935,145              --         935,145
                                 -------------   -------------  -------------   -------------   -------------   -------------
Balance at September 30, 2000        2,823,845   $      35,775  $  16,263,709   $  12,698,031   $  (5,107,358)  $  23,890,157
                                 =============   =============  =============   =============   =============   =============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2000                 1999
                                                                            (UNAUDITED)         (UNAUDITED)
                                                                           ---------------    ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                              $       935,145    $       412,642
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                             874,290            952,102
         Provision for credit losses                                             1,898,000          1,200,000
         Provision for impairment losses                                            40,000                 --
         Gain on sale of assets                                                         --              2,363
         Decrease in accounts receivable, net                                    4,384,557          2,397,799
         Net increase in retained interest in sold assets                       (2,567,276)        (9,286,561)
         Decrease in other assets                                                  546,072            463,112
         Decrease in due to clients                                             (1,831,763)        (3,825,417)
         Increase (decrease) in accounts payable and other liabilities             264,294           (141,908)
         Increase (decrease) in interest payable for the sold assets                 9,238           (100,423)
         Increase (decrease) in deferred revenue                                   190,094            (97,049)
                                                                           ---------------    ---------------
             Net cash provided by (used in) operating activities                 4,742,651         (8,023,340)
                                                                           ---------------    ---------------

   CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease (increase) in loans receivable, net                        3,255,790         (6,961,960)
         Proceeds from sale of assets                                                   --             10,001
         Purchases of premises and equipment                                      (116,987)          (282,220)
                                                                           ---------------    ---------------
         Net cash provided by (used in) investing activities                     3,138,803         (7,234,179)
                                                                           ---------------    ---------------

   CASH FLOWS FROM FINANCING ACTIVITIES
         Net borrowings from (repayments of) bank line of credit               (11,000,000)        23,000,000
         Purchase of stock warrants                                                     --           (572,500)
         Decrease in commercial paper                                                   --         (1,400,000)
         Repurchase of common stock                                               (897,095)          (286,008)
         Exercise of stock options                                                      --             41,608
         Issuance of common stock                                                   17,319             30,856
                                                                           ---------------    ---------------
             Net cash provided by (used in) financing activities               (11,979,776)        20,813,956
                                                                           ---------------    ---------------
             Net increase (decrease) in cash                                    (4,098,322)         5,556,437

   Cash at beginning of period                                                   4,854,980            136,223
                                                                           ---------------    ---------------
   Cash at end of period                                                   $       756,658    $     5,692,660
                                                                           ===============    ===============




See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC") and KBK Capital Trust I, (the "Trust"), included herein, are unaudited as of and for all periods ended September 30, 2000 and 1999. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998 which are included in the Company's 1999 annual report.

2. SALE OF ASSETS. In April 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC continues to sell eligible receivables and inventory loans to a conduit, which in turn issues commercial paper to fund its ongoing purchase of assets. This structure allows KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The nature of these sales is a "Revolving Period" sale where receivables and inventory loans are transferred at the inception and periodically (weekly or monthly) thereafter for a five year period. During the Revolving Period, SPC uses most of the cash collections to purchase additional receivables and inventory loans from KBK. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, is treated as a sale. The assets sold to SPC and the commercial paper conduit continue to be serviced by KBK, which receives periodic revenue in the form of a servicing fee, as outlined in a servicing agreement between SPC and KBK. Neither a servicing asset nor a servicing liability is recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value is not practicable and therefore, no value is recorded. Although the sale is on a non-recourse basis, KBK may in certain circumstances deem it necessary to repurchase or replace specific receivables and/or inventory loans. No gain or loss results from the sale of these receivables and inventory loans to SPC. A retained interest in the sold assets remains on the consolidated balance sheets and represents amounts due from the conduit. This retained interest amounted to $11,709,030 and $9,150,992 at September 30, 2000 and December 31, 1999, respectively.

3. OTHER INVESTMENTS. During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company that sold KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity. The Company has established a $540,000 provision for impairment loss related to this asset. The estimated fair value of $1,210,000 as of September 30, 2000 was determined by reference to the present value of the estimated future cash flows of the asset.

4. BANK LINE OF CREDIT. KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75%, at the election of KBK, and secured by substantially all of KBK's assets. At September 30, 2000, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $45.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There was $2,615,945 in letters of credit outstanding at September 30, 2000. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At September 30, 2000, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $11.8 million in available credit under this line.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated Debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,206,198 as of September 30, 2000, is being accreted over 15 years by making periodic charges to the Company's earnings.

6. EARNINGS PER SHARE. Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations:

                                           Three Months Ended                   Nine Months Ended
                                             September 30,                        September 30,
                                          2000              1999              2000              1999
                                    ---------------   ---------------   ---------------   ---------------
Net income                          $       277,665   $       201,539   $       935,145   $       412,642
                                    ===============   ===============   ===============   ===============
Weighted average common shares
  outstanding - Basic                     2,827,728         3,176,254         2,880,651         3,221,598
                                    ===============   ===============   ===============   ===============
Earnings per share - Basic          $          0.10   $          0.06   $          0.33   $          0.13
                                    ===============   ===============   ===============   ===============

Effect of dilutive securities

Assumed exercise of stock options
  and warrants                                  895            74,954               434           168,425
                                    ---------------   ---------------   ---------------   ---------------
Weighted average common shares
  outstanding - Diluted                   2,828,623         3,251,208         2,881,085         3,390,023
                                    ===============   ===============   ===============   ===============
Earnings per share - Diluted        $          0.10   $          0.06   $          0.33   $          0.12
                                    ===============   ===============   ===============   ===============

7. STOCKHOLDERS' EQUITY. Pursuant to an October 1999 agreement to repurchase 483,795 shares of its common stock over an 18-month period, the Company acquired 55,000 shares of its common stock for an aggregate purchase price of $291,5000 subsequent to the quarter ended September 30, 2000 on the settlement date of October 2, 2000. Under the agreement, the per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994.

Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 753,640 shares of Treasury Stock at a cost of $5,107,358 as of September 30, 2000. In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares (of the Company's common stock). During 1999, the Company paid $572,500 to repurchase from a former director warrants to purchase 160,000 shares. The remaining 340,000 warrants are exercisable at $5 per share and expire on February 25, 2005. During the Nine Months Ended September 30, 2000, $63,210 in deferred compensation was reversed from other assets and recognized through additional paid in capital as a result of in-the-money stock options being forfeited.

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

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations that drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in twenty-one states and are engaged in a range of businesses, including energy-related, manufacturing, wholesale and retail distribution, and other businesses.

KBK's growth strategies include increasing market penetration, extending its product line, and opportunistically pursuing strategic acquisitions and partnerships which will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

         Analysis of Third Quarter 2000 Compared to Third Quarter 1999

The following table sets forth the results of operations and certain other data of the Company for the third quarter of 2000 and the third quarter of 1999.

                                      Quarter Ended                      Quarter Ended
                                    September 30, 2000                 September 30, 1999
                                        (unaudited)                      (unaudited)
                              -------------------------------    -------------------------------
                                               (dollars in thousands)
Average Net Earning Assets
     Managed and Owned        $      141,088                     $      129,183
     Owned                            79,245                             77,096
Total Revenue                          5,213            100.0%            4,891            100.0%
Interest Expense                       1,650             31.7%            1,427             29.2%
Provision for Credit Losses              550             10.6%              400              8.2%
Operating Expense                      2,556             49.0%            2,687             54.9%
Income Taxes                             179              3.4%              175              3.6%
                              --------------   --------------    --------------   --------------
Net Income (Loss)                        278              5.3%              202              4.1%
                              ==============   ==============    ==============   ==============

Average net earning assets owned increased 2.8% to $79.2 million for the quarter ended September 30, 2000 from $77.1 million for the quarter ended September 30, 1999. This increase in assets generated revenue growth of 6.6%, or $322,000, to $5.2 million for the quarter ended September 30, 2000 from the quarter ended September 30, 1999 total revenue of $4.9 million. Average net earning assets under management increased 9.2% to $141.1 million for the quarter ended September 30, 2000 from $129.2 million for the quarter ended September 30, 1999.

Interest expense increased $223,000 to $1.7 million for the third quarter of 2000 compared with $1.4 million for the third quarter of 1999. This increase resulted from the $2.9 million increase in average funded debt required to support the increase in net average earning assets, as well as increased interest rates. The net effect of the increased revenue and interest expense was an increase of $89,000, or 2.8%, in income after interest expense for the quarter ended September 30, 2000, compared to the prior year quarter.

A provision for credit losses of $550,000 was recorded for the third quarter of 2000, compared to $400,000 for the third quarter of 1999. The $550,000 provision for losses was recorded in consideration of the Company's valuation of the portfolio as of September 30, 2000. During the third quarter of 2000 the Company had net chargeoffs of $449,000 compared to $187,000 of net chargeoffs for the third quarter of 1999. This increase in chargeoffs relates to final disposition of a non-performing asset. The allowance for credit losses at September 30, 2000 of $2.2 million represents 2.3% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.8% of average net earning assets owned for the quarter then ended. The allowance for credit losses at September 30, 1999 of $1.8 million represented 2.0% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.3% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses, which might result from the purchased accounts receivable and loan portfolio at September 30, 2000.

Operating expenses of $2.6 million for the three months ended September 30, 2000 decreased $131,000, or 4.9%, compared with $2.7 million for the three months ended September 30, 1999. This decrease resulted primarily from a decrease in salaries and occupancy and equipment costs.

The decrease in operating expenses, combined with the increase in the provision for credit losses and the $99,000 increase in income after interest expense, resulted in a $80,000 increase in income before income taxes.

Income taxes increased to $179,000 for the third quarter of 2000 compared to income taxes of $175,000 for the third quarter of 1999.

As a result of the foregoing, net income of the Company for the third quarter of 2000 increased to $278,000 from $202,000 in income for the third quarter of 1999.

         Analysis of Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         The following table sets forth the results of operations and certain other data of the Company for the nine months ended September 30, 2000 and 1999.

                                      Nine Months Ended                  Nine Months Ended
                                      September 30, 2000                 September 30, 1999
                                        (unaudited)                         (unaudited)
                                -------------------------------    -------------------------------
                                                       (dollars in thousands)
Average Net Earning Assets
     Managed and Owned          $      144,204                     $      129,777
     Owned                              86,502                             72,790
Total Revenue                           16,547            100.0%           14,254            100.0%
Interest Expense                         5,286             31.9%            3,934             27.6%
Provision for Credit Losses              1,898             11.5%            1,200              8.4%
Provision for Impairment Loss               40               .2%               --               --
Other Income                               291              1.8%               --               --
Operating Expense                        8,122             49.1%            8,400             58.9%
Income Taxes                               557              3.4%              307              2.2%
                                --------------   --------------    --------------   --------------
Net Income                                 935              5.7%              413              2.9%
                                ==============   ==============    ==============   ==============

Average net earning assets owned increased 18.8% to $86.5 million for the nine months ended September 30, 2000 from $72.8 million for the nine months ended September 30, 1999. This increase in assets generated revenue growth of 16.1%, or $2.3 million, to $16.5 million for the nine months ended September 30, 2000 compared to $14.3 million for the same period in 1999. The sale of assets resulted in $5.5 million in servicing fee income during the nine months ended September 30, 2000.

Interest expense increased 34.4% to $5.3 million for the nine months ended September 30, 2000 from $3.9 million for the same period of 1999. This increase resulted primarily from the $15.8 million increase in average funded debt required to fund the increase in net average earning assets, as well as increased interest rates. The net effect of the increased revenue and increased interest expense was an increase of $941,000, or 9.1%, in income after interest expense for the nine months ended September 30, 2000, compared to the same period of the prior year.

A provision for credit losses of $1.9 million was recorded for the nine months ended September 30, 2000, as compared to $1.2 million for the same period of 1999. The $1.9 million provision for losses was recorded in consideration of the Company's valuation of the portfolio as of September 30, 2000. During the nine months ended September 30, 2000, the Company had net charge-offs of $1.7 million compared to $1.3 million of net charge-offs for the same period of 1999. The allowance for credit losses at September 30, 2000 of $2.2 million represents 2.3% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 2.5% of average net earning assets owned for the nine months then ended. The allowance for credit losses at September 30, 1999 of $1.8 million was 2.0% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 2.5% of average net earning assets owned for the nine months then ended. Management believes the current allowance is adequate to cover potential losses, which might result from the purchased accounts receivable and loan portfolio at September 30, 2000.

Operating expense of $8.1 million for the nine months ended September 30, 2000 decreased $278,000, or 3.3%, compared with the $8.4 million for the same period of 1999. This decrease resulted primarily from decreases in salaries and professional fee expenditures, which were partially offset by increases in marketing expenses.

During the first nine months of 2000, the Company recorded a $291,000 gain on sale of marketable securities acquired through the exercise of warrants received from a client of the Company. This gain on sale and the increased income after interest expense totaled $1.2 million. This increase in revenue was partially offset by the $738,000 increase in provision for credit losses and impairment losses. These factors, combined with decreased operating expenses, resulted in a 107.2% increase in earnings compared to the nine months ended September 30, 1999. As a result, income taxes increased to $557,000 for the nine months ended September 30, 2000, or 81.4%, as compared to $307,000 of income taxes for the same period of 1999.

As a result of the foregoing, net income of the Company for the nine months ended September 30, 2000 increased $522,000, or 126.4%, to $935,000 from $413,000 for the same period in 1999.

CHANGES IN FINANCIAL CONDITION

Total assets decreased from $112.4 million at December 31, 1999 to $100.0 million at September 30, 2000. Stockholders' equity decreased $8,000, to $23.9 million at September 30, 2000, which was the net result of net income of $935,000, treasury stock purchases of $897,000, stock issuance totaling $17,000 and $63,000 in forfeiture of stock options. The Company paid no dividends on its common stock for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 1997 with the implementation of the asset sale into SPC and in 1998 with the sale of the Trust Preferred Securities. Total average net earning assets increased by $13.7 million, from $72.8 million during the first nine months of 1999 to $86.5 million for the same period in 2000. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK maintains a $72.9 million multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75%, at the election of KBK, and secured by substantially all of KBK's assets. At September 30, 2000, $72.9 million was committed with outstanding indebtedness under this Credit Facility of $45.0 million. Under this revolving credit facility, KBK is entitled to the issuance of one or more letters of credit which in total shall not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There was $2,615,945 in letters of credit outstanding at September 30, 2000. The terms of the Credit Facility require KBK to comply with certain financial covenants and include the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on charge-offs and non-performing assets and an interest coverage ratio. The Credit Facility also provides for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. At September 30, 2000, KBK was in compliance with the financial covenants and borrowing base limitations, and there was $11.8 million in available credit under this line.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 500,000 shares (14.0% of the issued shares as of September 30, 2000) of the Company's common stock at the current market price. In addition, the Company entered into an agreement during 1999 to repurchase an aggregate 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in December, 1994. At September 30, 2000, the Company had repurchased 265,000 shares for an aggregate of $1,350,300.

At September 30, 2000, 753,640 shares of common stock were held in the treasury at a cost of $5,107,358. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the Credit Facility.

The Company is currently negotiating a $350 million line of credit, which would replace the existing bank line of credit and the funding through sales of assets into the commercial paper conduit. The proposed facility will provide a source of liquidity to fund future growth in earning assets.

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




                                            KBK CAPITAL CORPORATION



Date     November 14, 2000                       /s/  Deborah B. Wilkinson
         ------------------                 -----------------------------------
                                                      Deborah B. Wilkinson,
                                                Executive Vice President, Chief
                                                  Financial Officer, Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule