Form 10KSB
period 2000-12-31
KBK CAPITAL CORP
filed 2001-03-30
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 258-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------           -----------------------------------------
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

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $22,347,925
                                                    -----------

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON MARCH 6, 2001, AS REPORTED ON THE AMERICAN STOCK EXCHANGE, WAS APPROXIMATELY $5,154,139. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 10% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

AS OF MARCH 6, 2001 THE REGISTRANT HAD OUTSTANDING 2,709,259 SHARES OF COMMON STOCK.

                       DOCUMENT INCORPORATED BY REFERENCE

  PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2001 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 15, 2001, ARE INCORPORATED BY REFERENCE
                                  IN PART III.

                                      INDEX


                                                                                                      PAGE NUMBER
ITEM 1.                   DESCRIPTION OF BUSINESS                                                            3
                          PRODUCTS AND MARKETS                                                               3
                          SEGMENTS                                                                           4
                          CLIENTS                                                                            4
                          ACCOUNT DEBTORS                                                                    5
                          COMPETITION                                                                        6
                          GOVERNMENT REGULATION                                                              6
                          EMPLOYEES                                                                          7

ITEM 2.                   DESCRIPTION OF PROPERTY                                                            7
ITEM 3.                   LEGAL PROCEEDINGS                                                                  7
ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                7
ITEM 5.                   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                           7
ITEM 6.                   MANAGEMENT'S DISCUSSION AND ANALYSIS                                               7
ITEM 7.                   FINANCIAL STATEMENTS                                                               13
ITEM 8.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL          28
                          DISCLOSURE
ITEM 9.                   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:  COMPLIANCE          28
                          WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10.                  EXECUTIVE COMPENSATION                                                             28
ITEM 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     28
ITEM 12.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     28
ITEM 13.                  EXHIBITS, LIST AND REPORTS ON FORM 8-K                                             29
                          (a)      EXHIBITS                                                                  29
                          (b)      REPORTS ON FORM 8-K                                                       30

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

ITEM 1. DESCRIPTION OF BUSINESS

         KBK Capital Corporation (the "Company") was incorporated in Delaware in 1992 to acquire its wholly owned subsidiary, KBK Financial, Inc. ("KBK"), a commercial financial institution. KBK, in operation since 1962, is principally engaged in providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of accounts receivable. KBK or its predecessors have been engaged in the purchase of accounts receivable for over thirty-eight years. During 2000, KBK closed a transaction to sell its entire portfolio of purchased receivables and loans to KBK Acceptance Company LP ("SPV"), a wholly-owned subsidiary, also known as a special purpose vehicle. Under this structure, SPV pledges this portfolio of receivables and loans to a multi-user conduit, which is sponsored by a bank, to obtain the funds to purchase the assets from KBK.

         In 1993, KBK expanded the then-existing Houston, Texas marketing office and established corporate, regional and national marketing headquarters in Fort Worth, Texas. Through the acquisition of Coastal Financial Resources, Inc. ("Coastal") in December of 1994, a marketing office was established in New Orleans, Louisiana, giving expanded market coverage across the Gulf Coast. In addition, the Company established offices in Los Angeles, California in 1996 and St. Louis, Missouri in 1998. The Company's Louisiana office was combined into the Houston office during 2000.

         The Company's plan for continued growth in 2001 is based primarily on growth in earning assets from the markets currently served. Another element of the Company's growth plan is the introduction of new products and services. The Company's strategy also includes the pursuit of opportunistic acquisitions and formation of key partnerships.

         Unless otherwise noted, all references to the "Company" include KBK Capital Corporation, KBK, SPV and its predecessors. The principal executive offices of the Company are located at 2200 City Center II, 301 Commerce Street, Fort Worth, Texas 76102 and the telephone number is (817) 258-6000.

Products and Markets

         The Company's business is providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of accounts receivable. During 1998, the Company expanded its product line to include a mezzanine product, which offers an attractive financing alternative from traditional senior debt sources for clients whose growth has outpaced their borrowing capacity. The Company believes it offers a comprehensive product line of financing to commercial businesses in the middle-market in order to provide a single source of financing for these businesses. The Company may also generate fees and revenues through the cross-selling of third party products to existing customers. These products include lease financing and structuring and brokering asset securitizations.

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

Segments

         The Company operates as one segment. The operating information used by the Company's chief operating decision maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. KBK management believes the only significant activity of the Company is financing provided to its clients through loans and purchase of accounts receivable.

Clients

         The Company's client portfolio of purchased receivables totaled 199 clients in twenty-three states during 2000 compared to 213 clients in twenty-two states during 1999. As of December 31, 2000, no client exceeded 5% of total managed receivables. The Company requires Board of Directors' approval of any client facility (loan and/or working capital facility) in excess of $5,000,000 of committed funds.

         The Company's general policy has been to limit its exposure in a single client to an amount which does not exceed the greater of the Company's allowance for credit losses ($2.4 million at December 31, 2000, and $2.0 million at December 31, 1999) or 15% of KBK's primary capital ($6.4 million at December 31, 2000 and $6.3 million at December 31, 1999). Based on facts and circumstances, exceptions are made to this policy, with Board of Directors' approval, and there can be no assurance that the Company's exposure to a particular client at any time will not exceed such limits. At December 31, 2000, there was one client which exceeded this limitation, with a balance of $6.9 million, or 28.9% of the Company's net worth. At December 31, 1999, there were three clients which exceeded this limitation, with balances of $6.9 million, $6.8 million and $6.5 million, or 29.0%, 28.6% and 27.0% of the Company's net worth. The Company is continuing to reduce the client concentration on these accounts to conform to its current concentration policy.

         The following table indicates the composition of the Company's total volume of purchased receivables under management by type of client business for the year ended December 31, 2000, as well as outstanding receivables under management by type of client business at December 31, 2000, and December 31, 1999, and the related percentages thereon. The Company purchased $736.8 million of receivables in 2000, a $94.1 million increase from the $642.7 million purchased in 1999.

                                                                   Gross Purchased                   Gross Purchased
                                     Total Volume                     Receivables                       Receivables
                                    of Receivables     Percent     Under Management      Percent     Under Management      Percent
                                   Under Management       of         Outstanding at         of        Outstanding at           of
Business of Client (Receivables)  Purchased in 2000      Total     December 31, 2000       Total     December 31, 1999       Total
--------------------------------  -----------------    --------    -----------------     --------    -----------------     --------
                                (dollars in thousands)           (dollars in thousands)           (dollars in thousands)

Manufacturing                       $    271,909          36.9%      $     21,756          31.0%      $     21,131            30.3%
Services                                  66,170           9.0              8,043          11.5             10,045            14.4
Wholesale and Retail Sales                58,976           8.0              5,664           8.1              6,606             9.5
Agriculture                               46,887           6.4              2,793           4.0              2,490             3.6
Engineering and Construction              35,398           4.8              3,095           4.4              4,160             6.0
Transportation                            21,144           2.9                936           1.3              1,706             2.4
Energy Related                             5,794            .8                191           0.3              1,336             1.9
Other                                         --            --                364           0.5                129             0.2
Pool Purchases*                          230,543          31.2             27,248          38.9             22,085            31.7
                                    ------------      --------       ------------      --------       ------------        --------
      Total                         $    736,821         100.0%      $     70,090         100.0%      $     69,688           100.0%
                                    ============      ========       ============      ========       ============        ========

----------

* Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

         The following table indicates the composition of the Company's loan balances under management by type of client business for the years ended December 31, 2000 and 1999, and the related percentages thereon. The Company's outstanding loan balance as of December 31, 2000 was $84.2 million, a $3.2 million decrease from the $87.4 million balance at December 31, 1999.

                                  Loan Balance            Percent         Loan Balance            Percent
                               Outstanding as of            of           Outstanding at             of
Business of Client (Loans)     December 31, 2000           Total        December 31, 1999          Total
--------------------------     -----------------        ------------    -----------------       ------------
                            (dollars in thousands)                   (dollars in thousands)

Manufacturing                    $     32,558                38.7%        $     33,075                37.8%
Wholesale and Retail Sales             19,484                23.1               10,896                12.5
Transportation                         13,703                16.3               15,294                17.5
Services                                8,744                10.4               10,408                11.9
Energy Related                          3,656                 4.3                7,715                 8.8
Engineering and Construction            2,555                 3.0                2,340                 2.7
Agriculture                             2,050                 2.4                4,554                 5.2
Other                                   1,469                 1.8                3,125                 3.6
                                 ------------        ------------         ------------        ------------
      Total                      $     84,219               100.0%        $     87,407               100.0%
                                 ============        ============         ============        ============

Account Debtors

         During 2000 and 1999, the accounts receivable under management underlying the Company's working capital facility portfolio represented 6,089 and 6,693 different debtor entities, respectively. The most significant concentration in 2000 was debtors in the wholesale and retail sales industry. This category of debtors made up 20.0% of the total balance of purchased receivables under management outstanding at December 31, 2000, as compared to 10.8% at December 31, 1999. Due to the diversity of products in this industry, management does not feel this level of industry concentration is a significant negative concentration. The most significant concentration in 1999 was debtors in the manufacturing industry. This category made up 16.5% of the total balance of purchased receivables under management outstanding at December 31, 1999, as compared to 10.5% at December 31, 2000.

                                                                    Gross Purchased                    Gross Purchased
                                 Total Volume                      Receivables Under                  Receivables Under
                                Of Receivables                         Management                         Management
                               Under Management     Percent of      Outstanding at      Percent of      Outstanding at    Percent of
     Account Debtors           Purchased in 2000      Total        December 31, 2000      Total       December 31, 1999     Total
     ---------------           -----------------    ----------     -----------------    ----------    -----------------   ----------
                            (dollars in thousands)              (dollars in thousands)             (dollars in thousands)

Manufacturing                    $       99,538          13.5%      $        7,320          10.5%       $       11,523         16.5%
Wholesale and Retail Sales              159,734          21.7               14,008          20.0                 7,541         10.8
Transportation                           62,633           8.5                5,351           7.6                 4,808          6.9
Federal, State Local Govt.               77,392          10.5                4,189           6.0                 2,801          4.0
Energy Related                           29,273           4.0                2,122           3.0                 4,406          6.3
Engineering and Construction             32,007           4.3                3,938           5.6                 6,255          9.0
Services                                 26,609           3.6                3,865           5.5                 2,002          2.9
Agriculture                              16,823           2.3                1,470           2.1                 2,920          4.2
Other                                     2,269           0.3                  579           0.8                 5,347          7.7
Pool Purchases*                         230,543          31.3               27,248          38.9                22,085         31.7
                                 --------------       -------       --------------       -------        --------------      -------
        Totals                   $      736,821         100.0%      $       70,090         100.0%       $       69,688        100.0%
                                 ==============       =======       ==============       =======        ==============      =======

* Pool purchases are not recorded as individual invoice purchases but as a collection of invoices, which have been purchased and recorded as the aggregate sum of receivables purchased.

       During 2000, one individual account debtor's total receivables purchased by the Company reached 7.9% of the total volume of receivables purchased during the year. During 1999, no individual account debtor's total receivables purchased by the Company exceeded 5.0% of the total volume of receivables purchased during such year. Due to the constantly changing nature of the Company's clients and the changing volume and nature of receivables that clients may offer the Company for purchase, the receivables purchased from the Company's clients may result in the Company holding receivables from one account debtor which constitute 5% to 10% of outstanding receivables then held by the Company. There may also be times when a related group of debtors exceed such levels of concentration. These concentrations are in excess of the Company's allowance for credit losses and can be a significant percentage of the Company's net worth. This account debtor concentration exposes the Company to credit risk with respect to particular account debtors which could have a material negative effect on the Company's operations. Although specific exposure limits are set for each account, which at any time does not generally exceed 20% of the Company's net worth, exceptions are regularly made to this policy, and there can be no assurance that the Company's exposure to a particular account debtor (or group of affiliated account debtors) will not at any time exceed such percentage.

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

         The Company's competitors include Heller Financial, CIT, Bank of America Business Credit, BayView Financial, Coast Business Credit, Congress Financial, the Foothill Group, a subsidiary of NORWEST, GE Capital Commercial Credit, and Wells Fargo Business Credit. The competition for earning assets has had the effect of reducing yields.

Government Regulation

         Federal Assignment of Claims Act. In connection with certain of its clients whose account debtors include the United States or departments or agencies thereof (the "Federal Government"), certain receivables sold or pledged to the Company are subject to the Federal Assignment of Claims Act ("FACA"). FACA provides that an assignment of a client's contractual claim for monies due from the Federal Government will be enforceable against the Federal Government by a third party assignee of such client only under limited circumstances. Certain aspects of the Company's purchased or pledged receivables make compliance with FACA impractical or impossible, or make the protections afforded by FACA unavailable to the Company. As a result, the Company does not always comply with FACA when it purchases or receives a pledge of receivables where the Federal Government is the account debtor, causing all assignments of receivables purchased by the Company to which the Federal Government is the account debtor to be unenforceable by the Company as regards the Federal Government. Such failure to comply with FACA has no effect on the validity of assignment or pledge among the Company, the client and third parties other than the Federal Government. Non-compliance with FACA causes the Company to lose any right it may have to receive payments directly from the Federal Government or cause the Federal Government to acknowledge the Company's claim in such receivables. However, FACA does not limit the Company's ability to require its clients to direct payments made by the Federal Government to a lockbox controlled by the Company. The Federal Government also has significant rights of setoff in connection with its contractual payments. Typically, the Company can protect itself from certain rights of setoff by account debtors, either by pursuing its rights against clients for breach of representation regarding the absence of setoffs with respect to purchased receivables, or sending the account debtors a notice of assignment pursuant to the Uniform Commercial Code. In cases where the Federal Government is the account debtor, an assignee must comply with FACA in order to protect itself from such setoffs, thus the Company is unable to avail itself of such protection (other than by pursuing its rights against clients for breach of representations). The Federal Government has broad setoff rights, including setoffs for unpaid taxes and setoffs arising from other contracts between the client and the Federal Government. During 2000 and 1999, respectively, the Federal Government comprised 10.3% and 5.7% of the account debtors for the Company's total volume of purchased receivables under management. The Company has not experienced a disproportionate dilution rate with respect to such receivables compared to other of the Company's receivables.

       State Usury Laws. Usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with the loan of money. In the State of Texas (in which the Company's primary offices are presently located), state law prohibits creditors from contracting for, charging, reserving, taking or receiving interest at a rate in excess of a varying index. For loans in which the interest rate is fixed, the usury ceiling is equal to the index preceding the week in which the contract is entered into. For varying rate loans, the index floats. Under the provisions of Texas law, the index may never exceed 24% per year (or, in the case of business purpose loans exceeding $250,000, 28% per year). If the amount of the index is less than 18% per year, the creditor may, nevertheless, charge interest pursuant to a written agreement at the rate of 18% per year. Because of the low interest rate environment, the Texas usury ceiling has, since early in 1985, prohibited a business creditor from contracting for, charging, reserving, taking or receiving interest at a rate in excess of 18% per year. Section 306.103 of the Texas Finance Code defines an "account purchase transaction" as an agreement in which a commercial enterprise sells accounts receivable at a discount with or without a related repurchase obligation. This law provides that the amount of any discount associated with the purchase or any fees paid to an account service provider is not interest. Also, the law provides that the parties' characterization of an account purchase transaction is conclusive that the transaction is not a loan.

Employees

         The Company had 79 full-time employees at December 31, 2000, of whom six were employed in executive and administrative positions and 18 were employed in marketing. None of the Company's employees are a party to any collective bargaining agreement, and the Company considers its relations with employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases its offices at each of its locations in Fort Worth and Houston, Texas, Pasadena, California, and St. Louis, Missouri under lease agreements expiring at various dates through 2004. The Company believes that its facilities are adequate to meet the Company's needs in these markets; however, space will be required at the location of any new marketing office opened by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange and the Pacific Stock Exchange. At March 20, 2001 there were 109 holders of record of the Company's common stock. The Company has not paid or declared dividends on its common stock during the two most recent fiscal years and does not currently intend to pay cash dividends on its common stock in the foreseeable future. The following table provides market data for the Company's common stock based on closing prices:

PER SHARE MARKET DATA

                                                   2000                                1999
                                       ----------------------------        ----------------------------
        QUARTER                           High              Low               High              Low
        -------                        ----------        ----------        ----------        ----------
         First                         $     4.50        $     3.38        $     9.25        $     7.00
         Second                              4.38              3.25              7.13              6.00
         Third                               4.38              4.00              6.25              5.38
         Fourth                              4.13              3.00              5.50              3.38

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

OVERVIEW

The Company, through its wholly owned subsidiaries, KBK Financial, Inc. ("KBK"), KBK Capital Trust I (the "Trust"), and KBK Acceptance Company LP ("SPV"), is an independent financial services company that provides a broad line of financial products and services to middle market commercial businesses with credit needs of less than $10 million. KBK was founded in 1962 as a factoring company for energy-related receivables in Texas. Factoring has served as the cornerstone of KBK's growth. In 1994, KBK began introducing new products in an effort to expand its client base and to meet the needs of its existing clients as their credit quality improves. These products include purchase revolvers, working capital loans, term loans and mezzanine loans.

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations that drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in twenty-three states and are engaged in a range of businesses, including energy-related, manufacturing, and wholesale and retail distribution. The Company has consistently employed a disciplined credit approach, which has enabled it to increase earning assets, minimize credit losses and generate 38 consecutive years of profitability.

The Company's factoring facilities generally involve an on-going or revolving agreement to purchase eligible new receivables. Factoring involves the Company's purchase and the clients' true sale of accounts receivable, which usually are individually ledgered, invoice-by-invoice, on the Company's books. The Company offers a full range of factoring products and services, including notification, non-notification, verification, non-verification and non-recourse factoring as well as several other hybrid variations. The obligors or "debtors" of the factored receivables typically represent large, financially strong businesses, many of which are ranked in Fortune Magazine's Fortune 1000 list. As of December 31, 2000, KBK's portfolio of owned and managed receivables purchased under factoring facilities totaled $42.9 million. The Company's yield on its factoring portfolio was 23.8% in 2000 and 20.1% in 1999.

In addition to factoring or purchasing accounts receivable on a specific "invoice-by-invoice" ledgered basis, the Company also purchases accounts receivable as a revolving "pool." Under this arrangement, the client sells all receivables, and when they are generated by the business, KBK makes periodic advances upon request by the client, in aggregate amounts up to the client's maximum availability limit. As of December 31, 2000, KBK's portfolio of owned and managed purchased revolvers totaled $27.2 million. The Company's yield on purchased revolvers was 12.7% in 2000 and 11.2% in 1999.

KBK's commercial loan portfolio includes working capital and term loan facilities that are typically secured by a first lien on accounts receivable, inventory, equipment, owner-occupied real estate or other assets. The working capital lines of credit have maturities of up to two years, while term loans are structured with monthly payments and maturities, which typically range from one to five years. Most of the Company's commercial loan products are priced on a floating rate basis over the Company's announced base rate. During 2000 and 1999, the Company's yield on its commercial loan portfolio was 12.7% and 12.3%, respectively.

The Company's mezzanine loan product, which was introduced in 1998, offers an attractive financing alternative for customers whose growth has outpaced their borrowing capacity from senior debt sources. The Company's strategy with respect to mezzanine loans is to extend the duration of its current relationships and offer the Company's traditional products to new customers. KBK's mezzanine financings typically have fixed interest rates as well as warrants to acquire equity in the borrower. As of December 31, 2000 the Company has outstanding mezzanine loans for an aggregate investment of $8.4 million.

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

Pursuant to the Stock Repurchase Plan initiated in 1995, the Company holds 813,081 shares of Treasury Stock at a cost of $5,408,883, as of December 31, 2000. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to this agreement, the Company had repurchased 320,000 shares for an aggregate cost of $1,641,800 through December 31, 2000.

During 2000, KBK began selling all of its purchased accounts receivable and loans receivable to SPV on a non-recourse basis. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaces KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit which was executed in 1993. The new Facility initially carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the conduit's commercial paper rate plus 1.15%. At December 31, 2000, the outstanding indebtedness under the Facility was $122,533,454 (at a weighted average interest rate of 7.93%). The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations and there was approximately $25.3 million in available credit under this line at December 31, 2000.

The above Facility replaces the $72,875,000 multi-bank revolving line of credit ("Credit Facility"), which was to mature on April 30, 2001 and bore interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At December 31, 1999, $72,875,000 was committed with outstanding indebtedness under this Credit Facility of $56,000,000 (at a weighted average interest rate of 8.11%) and there were $940,048 in letters of credit outstanding under this revolving line of credit. The terms of the Credit Facility required KBK to comply with certain financial covenants and included the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on chargeoffs and non-performing assets and an interest coverage ratio. The Credit Facility also provided for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $2,553,000 in available credit under this line at December 31, 1999.

During 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into KBK Receivables Corporation ("SPC"), also known as a special purpose corporation. Under this structure, SPC sold eligible receivables to a conduit, which in turn issued commercial paper to fund its purchase of assets. The assets sold to SPC and the commercial paper conduit were serviced by KBK, which received periodic revenue in the form of a servicing fee. The Company's participation in this conduit facility was terminated in December 2000 upon execution of the new Facility. As of December 31, 1999, KBK had $55.9 million of receivables and inventory loans outstanding in the conduit facility; and during 2000 and 1999 the Company had recorded approximately $7.9 million and $5.1 million, respectively, in fees related to managing and servicing such assets. The Company had the ability to fund up to $85.0 million through the conduit facility. The financing provided by this facility was off-balance sheet and the Company realized no gain on transfer of the assets to the conduit. Servicing income was credited as received.

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

STRATEGY

The Company's long-term goal is to be a leader in providing financial products and services to middle market businesses in the United States. By serving the financial and capital needs of this growing segment, the Company believes that it can achieve strong growth and generate a return on assets above that of other financial institutions. The Company believes that it has been very successful in achieving an appropriate balance between asset growth, asset quality and profitability through strict adherence to proven systems for origination, underwriting and monitoring. During the course of the past five years, the Company has leveraged its existing market presence into new product lines to enable its clients to transition into lower-priced financial products and services as their businesses expanded and credit quality improved. Additionally, the Company expanded its geographic presence in key metropolitan markets through both new office openings and the development of relationships with regional correspondent banks. The Company remains committed to focusing on its core middle market commercial finance business. Going forward, KBK's growth strategies include increasing market penetration, introducing additional products and services, and pursuing strategic acquisitions and partnerships.

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

RESULTS OF OPERATIONS ANALYSIS
2000 COMPARED TO 1999

                                              YEAR ENDED                      YEAR ENDED
                                          DECEMBER 31, 2000               DECEMBER 31, 1999
                                      -------------------------      -------------------------
                                                       (dollars in thousands)
Average Net Earning Assets
     Managed and Owned                $  142,247                     $  131,712
     Owned                            $   85,191                     $   75,295

Total revenue                         $   22,348            100%     $   19,133            100%
Interest expense                           7,049             32           5,522             29
Provision for credit losses                2,773             12           1,600              8
Provision for impairment losses               40             --             500              3
Other income                                 291              1              --             --
Operating expenses                        10,726             48          11,177             58
Income taxes                                 813              3             184              1
                                      ----------     ----------      ----------     ----------
Net income                            $    1,238              6%     $      150              1%
                                      ==========     ==========      ==========     ==========

Average net earning assets owned increased 13.1% to $85.2 million for the year ended December 31, 2000, from $75.3 million for the year ended December 31, 1999. This asset growth resulted in a total revenue increase of 16.8%, or $3.2 million, for the year ended December 31, 2000, from year ended December 31, 1999, in which the Company reported total revenue of $19.1 million. Average net earning assets under management for the year ended December 31, 2000 increased 8.0% or $10.5 million, from the year ended December 31, 1999.

Interest expense increased 27.7% to $7.0 million for the year ended December 31, 2000, compared to $5.5 million for the year ended December 31, 1999. This increase resulted primarily from the $11.6 million increase in average funded debt required to fund the $9.9 million increase in net average earning assets owned and the $1.1 million cost of treasury stock purchases. The net effect of the

$3.2 million increase in revenue and the $1.5 million increase in interest expense resulted in a $1.7 million increase in income after interest expense for the year ended December 31, 2000 compared to the year ended December 31, 1999.

The provision for credit losses was $2.8 million for 2000 compared to $1.6 for 1999, representing a 73.3% increase. During 2000, the Company had charge-offs of $2.6 million while recovering $180,000. Net charge-offs for 2000 of $2.4 million and a provision of $2.8 million for 2000 resulted in an allowance for credit losses of $2.4 million or 1.5% of gross receivables outstanding as of December 31, 2000 (2.8% of average owned receivables outstanding during 2000). During 1999, the Company had charge-offs of $1.6 million while recovering $40,000, resulting in net charge-offs of $1.5 million. The Company's 1999 provision for credit losses of $1.6 million brought the allowance for credit losses to $2.0 million, or 2.0% of gross receivables outstanding as of December 31, 1999 (2.7% of average owned receivables outstanding during 1999). In addition, in 1999 the Company recorded a $500,000 provision for impairment loss related to the valuation of other assets. The Company believes that the allowance for credit losses is adequate in light of the historical loss experience and the risk inherent in the earning asset portfolio at year-end 2000.

Operating expenses decreased $451,000, or 4.0%, to $10.7 million, or 48.0%, of total revenue for 2000 compared with $11.2 million or 58.4% of total revenue for 1999. This decrease was primarily a result of decreased salaries and benefits and other employment expenses of $391,000, related to decreases in executive staff in 1999. In addition, professional fees decreased $263,000, resulting primarily from costs incurred during 1999 in connection with due diligence efforts related to a terminated acquisition attempt. The Company also experienced a $131,000 decrease in occupancy expense attributable to closure of the Louisiana office and a decrease in depreciation as assets became fully depreciated.

The increased income after interest expense, combined with decreased operating expenses and the provision for losses, resulted in a 514.1% increase in income before income taxes compared to the prior year. Therefore, income taxes of $813,000 for 2000 increased 341.8% compared to income taxes of $184,000 for 1999.

As a result of the above, net income of the Company for 2000 increased $1.1 million, or 725.3%, to $1.2 million or 5.5% of total revenue, from $150,000 or 0.8% of total revenue in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 2000 with the implementation of the new financing structure. Total average net earning assets owned increased by $9.9 million, from $75.3 million in 1999 to $85.2 million in 2000. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line, expansion of market presence, and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

As discussed in the overview, KBK's financing is provided through a $350 million revolving Facility. The Facility currently carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. Prior to execution of this Facility, KBK maintained a $72,875,000, multi-bank line of credit which had $72,875,000 committed and $56,000,000 outstanding at December 31, 1999. Borrowings under the credit facility accrued interest at the agent bank's prime rate or applicable LIBOR plus 1.75%.

In May 1998, the Company reinstated its commercial paper program (CP Program). During the 19 year period preceding mid-1994, KBK used the proceeds from the private issuance of short-term, unrated commercial paper to finance a portion of its portfolio. The CP Program was canceled by management concurrent with its June 1994 initial public offering of common stock. Under the Company's CP Program, certificates may be issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates will be placed directly by the Company, however, the Company reserves the right to name a placement agent in the future. The certificates are not rated by any independent agency and the Company does not maintain a back-up liquidity facility to support outstanding certificates. As of December 31, 2000, the program was inactive and KBK had no commercial paper outstanding. As of December 31, 1999, KBK had issued two certificates with a balance outstanding of $100,000 at a coupon rate of 6.52%, maturing March 20, 2000.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares (18.1% of the outstanding shares at year end 2000) of the Company's common stock at the current market price. At December 31, 2000 and 1999, 813,081 and 591,656 shares of common stock were held in the treasury at a cost of $5.4 million and $4.3 million, respectively. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing advances under credit facilities. During October, 1999, the Company entered into an agreement to repurchase an aggregate of 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to this agreement, the Company had repurchased 320,000 shares for an aggregate cost of $1,641,800 through December 31, 2000.

The $53.4 million increase in outstanding loans and accounts receivable purchased as of December 31, 2000 was funded by an increase in the balance outstanding under the Facility, which also funded the $7.8 million increase in cash and the $6.8 million decrease in due to clients.

The Company expended $174,000 and $331,000 on premises and equipment in 2000 and 1999, respectively, principally in connection with upgrades to its management information systems, computer equipment, office furniture and equipment, and leasehold improvements. The Company funded such expenditures from internally generated funds or advances under the various credit facilities. The Company plans to continue enhancements of its management information systems for providing tracking and supporting new products.

CHANGES IN FINANCIAL CONDITION

Total assets increased 53.4% to $172.4 million as of December 31, 2000. This growth occurred primarily in a $53.0 million growth in net receivables, which resulted from the Facility, which was implemented in December, 2000. Under this structure, the receivables assets are sold to SPV, a consolidated subsidiary, and pledged to a multi-user conduit; whereas, the previous structure involved the sale of a substantial portion of KBK's purchased receivables and inventory loans through SPC to a third party. Additionally, cash increased $7.8 million at December 31, 2000 compared to December 31, 1999 in anticipation of expected fundings. The Company's allowance for credit losses stood at $2.4 million on December 31, 2000, 1.5% of gross outstanding accounts receivable or 2.8% of average owned receivables outstanding during 2000. At year-end 1999, the allowance for credit losses was $2.0 million, 2.0% of gross outstanding accounts receivable or 2.7% of average owned receivables outstanding during 1999. Management believes that the Company's allowance for credit losses is adequate as of December 31, 2000 and 1999.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated statements of financial condition at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. However, the FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postpones initial application until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Derivative Instrument and Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes certain provisions of SFAS No. 133. Management has determined that SFAS No. 133 and 138 will have no material impact on the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of SFAS 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000 or fiscal 2001 for the Company. The Company is evaluating the impact, if any, this statement may have on its future consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                         Years Ended December 31
                                                                      ------------------------------
                                                                          2000              1999
                                                                      ------------      ------------
Earned discount income                                                $  1,574,948      $  2,596,704
Interest income - Loans                                                  9,186,680         8,044,142
Servicing fees (note 2)                                                  7,889,326         5,142,035
Other income - Fees                                                      3,696,971         3,350,320
                                                                      ------------      ------------
         Total revenue                                                  22,347,925        19,133,201
Interest expense (note 6)                                                7,049,234         5,522,259
                                                                      ------------      ------------
          Income after interest expense                                 15,298,691        13,610,942
Provision for credit losses (note 4)                                     2,773,000         1,600,000
Provision for impairment losses (note 3)                                    40,000           500,000
                                                                      ------------      ------------
Income after interest expense and provision for losses                  12,485,691        11,510,942
                                                                      ------------      ------------
Operating expenses:
     Salaries and employee benefits (note 16)                            5,808,035         6,198,839
     Amortization of intangible assets                                     393,513           393,513
     Occupancy and equipment (note 14)                                   1,473,865         1,604,715
     Professional fees                                                     602,434           865,470
     Other                                                               2,447,515         2,114,426
                                                                      ------------      ------------
         Total operating expenses                                       10,725,362        11,176,963
                                                                      ------------      ------------
Gain on sale of other assets                                               290,859                --
                                                                      ------------      ------------
Income before income taxes                                               2,051,188           333,979
Income tax expense (benefit):
     Federal (note 10):
         Current                                                           924,901           393,839
         Deferred                                                         (143,880)
                                                                                            (221,534)
     State                                                                  31,771            11,599
                                                                      ------------      ------------
         Total income taxes                                                812,792           183,904
                                                                      ------------      ------------
         Net income                                                   $  1,238,396      $    150,075
                                                                      ============      ============
Earnings per share - basic (note 11)                                  $       0.43      $       0.05
                                                                      ============      ============
Weighted-average common shares outstanding - basic (note 11)             2,852,453         3,173,413
                                                                      ============      ============
Earnings per share - diluted (note 11)                                $       0.43      $       0.05
                                                                      ============      ============
Weighted-average common shares outstanding - diluted (note 11)           2,852,819         3,300,180
                                                                      ============      ============

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               December 31         December 31
                                                                                  2000                1999
                                                                             --------------      --------------

ASSETS
Cash                                                                         $   12,675,230      $    4,854,980

Accounts receivable, net (note 6)                                                70,089,726          14,475,250
Loans receivable, net (note 6)                                                   84,219,170          77,328,257
Retained interest in sold assets (note 2)                                                --           9,150,992
Less allowance for credit losses                                                 (2,389,463)         (2,018,787)
                                                                             --------------      --------------
Total receivables, net (notes 4 and 6)                                          151,919,433          98,935,712

Premises and equipment, net of accumulated depreciation
     of $3,730,929 and  $3,023,383 at December 31, 2000
     and 1999, respectively (note 5)                                              1,074,454           1,607,567

Intangible assets less accumulated amortization of $3,058,961 and $2,665,447 at December 31, 2000
     and 1999, respectively                                                       2,699,280           3,092,794

Other investments, net (note 3)                                                   1,210,000           1,250,000
Other assets (note 10)                                                            2,850,323           2,636,509
                                                                             --------------      --------------
              Total assets                                                   $  172,428,720      $  112,377,562
                                                                             ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Line of credit (note 6)                                                 $  122,533,454      $   56,000,000
Mandatorily redeemable preferred securities (note 7)                             16,056,061          16,008,622
Commercial paper (note 8)                                                                --             100,000
Due to clients (note 9)                                                           8,247,564          15,060,845
Accounts payable and other liabilities (note 7)                                     852,262             970,241
Deferred revenue                                                                    106,021             339,856
Income taxes payable (note 10)                                                      750,857                  --
                                                                             --------------      --------------
              Total liabilities                                                 148,546,219          88,479,564

Stockholders' equity (notes 12, 13, and 17):
     Preferred stock, $.10 par value.  Authorized 100,000 shares;
         no shares issued and outstanding                                                --                  --
     Common stock, $.01 par value.  Authorized 10,000,000 shares;
         issued 3,577,485 shares and outstanding 2,764,404 at
         December 31, 2000 and issued 3,577,485 shares and outstanding
         2,985,829 shares at December 31, 1999                                       35,775              35,775
     Additional paid-in capital                                                  16,263,709          16,326,919
     Retained earnings                                                           12,991,900          11,833,443
     Treasury stock, at cost, 813,081 shares at December 31, 2000
         and 591,656 shares at December 31, 1999                                 (5,408,883)         (4,298,139)
                                                                             --------------      --------------
              Total stockholders' equity                                         23,882,501          23,897,998
Commitments and contingencies (notes 6, 7, 12, 14, 15)
                                                                             --------------      --------------
              Total liabilities and stockholders' equity                     $  172,428,720      $  112,377,562
                                                                             ==============      ==============

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years ended December 31, 2000 and 1999

                                            Common Stock
                                   -----------------------------     Additional                                           Total
                                      Shares                          paid-in          Retained         Treasury       stockholders'
                                    outstanding        Amount         capital          earnings          stock            equity
                                   ------------     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 1998          3,194,871     $     35,507    $ 16,759,567     $ 11,693,807     $ (3,059,577)    $ 25,429,304
Purchase of stock for treasury
     (note 12)                         (239,608)              --              --               --       (1,271,280)      (1,271,280)
Exercise of stock options
     (note 13)                           23,800              238         117,270               --               --          117,508
Purchase of stock warrants
     (note 12)                               --               --        (572,500)              --               --         (572,500)
Issuance of common stock
     from treasury (note 17)              3,819               --              --          (10,439)          32,718           22,279
Issuance of common stock
     (note 17)                            2,947               30          22,582               --               --           22,612
Net income                                   --               --              --          150,075               --          150,075
                                   ------------     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 1999          2,985,829           35,775      16,326,919       11,833,443       (4,298,139)      23,897,998
Purchase of stock for treasury
     (note 12)                         (237,000)              --              --               --       (1,219,360)      (1,219,360)
Issuance of common stock from
     treasury  (note 17)                 15,575               --              --          (79,939)         108,616           28,677
Forfeiture of stock options
     (note 12)                               --               --         (63,210)              --               --          (63,210)
Net income                                   --               --              --        1,238,396               --        1,238,396
                                   ------------     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 2000          2,764,404     $     35,775    $ 16,263,709     $ 12,991,900     $ (5,408,883)    $ 23,882,501
                                   ============     ============    ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $  1,238,396      $    150,075
Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and amortization                                          1,101,060         1,147,402
         Accretion on mandatorily redeemable preferred securities                  47,439            43,390
         Provision for credit losses                                            2,773,000         1,600,000
         Provision for impairment losses                                           40,000           500,000
         Increase in accounts receivable, net                                 (58,016,800)          (81,866)
         Net decrease (increase) in retained interest in sold assets            9,418,528        (6,813,808)
         Increase in intangible assets                                                 --            (4,748)
         (Increase) decrease in other assets                                     (213,814)           10,360
         Decrease in due to clients                                            (6,813,281)       (2,171,490)
         (Decrease) increase in accounts payable and other liabilities           (117,979)          233,813
         (Decrease) increase in interest payable for the sold assets             (267,536)           40,700
         Increase in income taxes payable                                         750,857                --
         (Decrease) increase in deferred revenue                                 (233,835)           82,534
                                                                             ------------      ------------
     Net cash used in operating activities                                    (50,293,965)       (5,263,638)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans receivable, net                                     (6,890,913)      (16,180,713)
     Sale of premises and equipment                                                    --            75,402
     Purchases of premises and equipment                                         (174,433)         (330,913)
                                                                             ------------      ------------
              Net cash used in investing activities                            (7,065,346)      (16,436,224)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings from the banks                                             66,533,454        30,000,000
     Decrease in commercial paper                                                 100,000        (1,900,000)
     Purchase of stock warrants                                                        --          (572,500)
     Repurchase of common stock                                                (1,219,360)       (1,271,280)
     Exercise (forfeiture) of stock options                                       (63,210)          117,508
     Issuance of common stock                                                      28,677            44,891
                                                                             ------------      ------------
              Net cash provided by financing activities                        65,179,561        26,418,619
                                                                             ------------      ------------
              Net increase in cash                                              7,820,250         4,718,757
Cash at beginning of year                                                       4,854,980           136,223
                                                                             ------------      ------------
Cash at end of year                                                          $ 12,675,230      $  4,854,980
                                                                             ============      ============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                  $  4,682,453      $  3,080,665
     Income taxes paid                                                       $         --      $    126,000
     See note 3 for additional supplemental cash flow information
                                                                             ============      ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented herein reflect the consolidated financial statements for KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC"), KBK Capital Trust I, (the "Trust") and KBK Acceptance Company LP ("SPV"). All material intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to practices within the finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period, and actual results could differ from those estimates. The Company provides financial services through the extension of secured loans and the discounted purchase of accounts receivable.

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

Segment Information

Segment information has been considered in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments. SFAS No. 131 utilizes the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. KBK management views its operations as one segment, and believes the only significant activity is financing provided to its clients through loans and purchase of accounts receivable.

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

(2)   SALE OF ASSETS

In April of 1997, KBK completed a sale of purchased receivables and inventory loans, in which a substantial portion of KBK's owned receivables and inventory loans were transferred into SPC, also known as a special purpose corporation. Under this structure, SPC sold eligible receivables to a conduit, which in turn issued commercial paper to fund its ongoing purchase of assets. This structure allowed KBK to effectively fund its portfolio of earning assets on a non-recourse basis, through the commercial paper conduit. The transfer of earning assets into SPC, and subsequent sale to the commercial paper conduit, was treated as a sale. The assets sold to SPC and the commercial paper conduit were serviced by KBK, which received periodic revenue in the form of a servicing fee, as outlined in the servicing agreement. Neither a servicing asset nor a servicing liability was recorded due to the term of the receivables initially transferred and the commitment obligation during the Revolving Period. The determination of a value was not practicable and, therefore, no value was recorded. No gain or loss resulted from the sale of these receivables to SPC or to the conduit. A retained interest in the sold assets, shown on the consolidated balance sheet, represented the amounts due from the conduit, amounted to $9,150,992 at December 31, 1999.

As of December 31, 1999, KBK had $55.9 million of receivables and inventory loans outstanding in the conduit facility and during 2000 and 1999 the Company had recorded approximately $7.9 million and $5.1 million, respectively, in fees related to managing and servicing such assets.

During December of 2000, KBK terminated its sale of assets to this commercial paper conduit. At that time, SPC purchased the sold assets from the conduit entity and transferred those assets to KBK. KBK sold the assets to a newly formed special purpose vehicle, KBK Acceptance Company LP (SPV), which is a Texas limited partnership. Under the new structure, SPV does not sell the assets, but funds the purchase by pledging these receivables to a multi-user conduit which is sponsored by a bank (note 6).

(3)   SUPPLEMENTAL CASH FLOW INFORMATION

During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company selling KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity. During 2000 and 1999, the Company established a $40,000 and $500,000, respectively, provision for impairment loss related to this asset. The net fair value of $1,210,000 and $1,250,000 at December 31, 2000 and 1999, respectively, was determined by reference to the present value of the estimated future cash flows of the asset.

(4)   RECEIVABLES

Receivables at December 31, 2000 and 1999 are summarized as follows:

                                            2000                1999
                                       --------------      --------------
Accounts receivable                    $   76,306,797      $   21,969,340
  Less participation                       (6,217,071)         (7,494,090)
Loans receivable                           86,211,853          80,346,222
  Less participation                       (2,540,428)         (3,391,512)
Employee advances                             547,745             373,547
Retained interest in sold assets                   --           9,150,992
                                       --------------      --------------
                                          154,308,896         100,954,499
Less allowance for credit losses            2,389,463           2,018,787
                                       --------------      --------------
                                       $  151,919,433      $   98,935,712
                                       --------------      --------------

Accounts receivable are purchased from clients engaged in a variety of industries including, but not limited to, wholesale and retail sales, engineering and construction, energy, manufacturing, transportation, and marketing related companies. At December 31, 2000, the two largest clients represented 4.4% and 3.2%, respectively, of total receivables or 28.7% and 20.9%, respectively, of stockholders' equity. At December 31, 1999, the two largest clients represented 6.9% and 6.8%, respectively, of total receivables or 29.0% and 28.6%, respectively, of stockholders' equity.

At December 31, 2000, approximately 31.0 % and 11.5% of the outstanding accounts receivable under management were purchased from clients in manufacturing related and services related industries, respectively. At December 31, 1999, approximately 30.3% and 14.4% of the outstanding accounts receivable under management were purchased from clients in manufacturing related and services related industries, respectively.

The two largest debtors at December 31, 2000, had outstanding accounts receivable under management of $2.7 million and $2.2 million, which represented approximately 3.8% and 3.2%, respectively, of the total outstanding accounts receivables under management at that date. The two largest debtors at December 31, 1999, had outstanding accounts receivable under management of $4.1 million and $3.9 million, which represented approximately 5.9% and 5.6%, respectively, of the total outstanding accounts receivables under management at that date.

Accounts receivable generally have terms of 30 days and are normally collected within 30 to 60 days from the date of purchase. Loans receivable are secured by accounts receivable, inventory, and equipment, and generally guaranteed by the individual or corporate owners of the business.

The following is an analysis of the activity in the allowance for credit losses:

                                          Year Ended December 31
                                      ------------------------------
                                          2000              1999
                                      ------------      ------------
Balance at beginning of year          $  2,018,787      $  1,949,573
Provision for credit losses              2,773,000         1,600,000
Charge-offs                             (2,582,387)       (1,570,297)
Recoveries                                 180,063            39,511
                                      ------------      ------------
Balance at end of year                $  2,389,463      $  2,018,787
                                      ------------      ------------

(5)   PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                                          Estimated
                                                                        useful lives
                                          2000             1999           in years
                                      ------------     ------------     ------------
Office equipment                      $  4,111,024     $  3,938,434              3-7
Automotive                                  21,352           21,352                5
Leasehold improvements                     673,007          671,164             2-10
                                      ------------     ------------     ------------
                                         4,805,383        4,630,950
Less accumulated depreciation            3,730,929        3,023,383
                                      ------------     ------------
                                      $  1,074,454     $  1,607,567
                                      ------------     ------------

(6)    LINE OF CREDIT

During 2000, KBK transferred all its purchased accounts receivable and loans receivable to SPV on a non-recourse basis. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaces KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit which was executed in 1993. The new Facility initially carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.15%. At December 31, 2000, the outstanding indebtedness under the Facility was $122,533,454 (at a weighted average interest rate of 7.93%). The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $25.3 million in available credit under this line at December 31, 2000. The average amount outstanding under this facility was $116,408,642 (at a weighted average interest rate of 7.87%) from the date of execution, December 15, 2000 through December 31, 2000. The maximum amount outstanding during this period was $122,533,454.

Prior to execution of the Facility, KBK maintained a $72,875,000 multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets. At December 31, 1999, $72,875,000 was committed with outstanding indebtedness under this Credit Facility of $56,000,000 (at a weighted average interest rate of 8.11%). Under this revolving credit facility, KBK was entitled to the issuance of one or more letters of credit which in total would not exceed the lesser of $7.5 million or the remainder of the revolving borrowing base, less all amounts outstanding on the revolving credit facility. There were $940,048 in letters of credit outstanding at December 31, 1999. The terms of the Credit Facility required KBK to comply with certain financial covenants and included the maintenance of a certain tangible net worth, limitations on its debt to tangible net worth, limitations on chargeoffs and non-performing assets and an interest coverage ratio. The Credit Facility also provided for a borrowing base against eligible receivables and eligible loans pursuant to the terms of the Credit Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $2,553,000 in available credit under this line at December 31, 1999.

The following is an analysis of the activity under the Credit Facility for the years indicated:

                                          Years Ended December 31
                                      ------------------------------
                                          2000              1999
                                      ------------      ------------
Average amount outstanding            $ 57,706,967      $ 46,059,000
                                      ------------      ------------
Maximum outstanding as of
     any month-end                    $ 66,000,000      $ 58,000,000
                                      ------------      ------------
Weighted-average interest rate                 7.9%              7.1%
                                      ------------      ------------

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

The difference between the carrying value and liquidation value of the Preferred Securities, $1,193,939 and $1,241,378 as of December 31, 2000 and 1999,
respectively, is being accreted over 15 years by making periodic charges to the Company's earnings.

(8)   COMMERCIAL PAPER

Under the Company's commercial paper program, certificates were issued for tenures ranging from 30 to 270 days at interest rates comparable to the Company's alternative unsecured funding sources. The certificates were placed directly by the Company. The certificates were not rated by any independent agency and the Company did not maintain a back-up liquidity facility to support outstanding certificates. As of December 31, 2000, the program was inactive and KBK had no commercial paper outstanding. As of December 31, 1999, KBK had issued two certificates with a balance outstanding of $100,000 at a coupon rate of 6.52%, which matured March 20, 2000.

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

(10)  INCOME TAXES

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                2000              1999
                                                            ------------      ------------
Deferred tax assets:
     Allowance for credit losses                            $    578,430      $    444,578
     Allowance for impairment losses                             180,985           168,865
     Premises and equipment, due to differences
        in depreciation                                           10,360                --
Deferred tax liabilities:
     Premises and equipment, due to differences
        in depreciation                                               --           (10,044)
     Amortization of non-compete agreement                      (126,195)         (103,699)
                                                            ------------      ------------
     Net deferred tax asset, included in other assets       $    643,580      $    499,700
                                                            ------------      ------------

No valuation allowance has been established for the deferred tax assets at December 31, 2000 or 1999 as management believes that realizability of such assets is more likely than not. The income tax expense was different than the amount computed by using the U.S. Federal income tax rate of 34.0% as a result of the following:

                                          Years Ended December 31
                                          2000              1999
                                      ------------      ------------
Computed "expected" tax expense       $    697,404      $    113,553
Nondeductible amortization                  81,453            81,453
Nondeductible, other                        14,293            14,413
State Income Tax, net                       20,968             7,655
Other, net                                  (1,326)          (33,170)
                                      ------------      ------------
                                      $    812,792      $    183,904
                                      ------------      ------------

(11)  EARNINGS PER SHARE

Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations:

                                                                Years Ended December 31
                                                            -----------------------------
                                                                2000             1999
                                                            ------------     ------------
Net Income                                                  $  1,238,396     $    150,075
                                                            ============     ============
Weighted average shares outstanding - Basic                    2,852,453        3,173,413
                                                            ============     ============
Earnings per share - Basic                                  $        .43     $        .05
                                                            ============     ============

Weighted average shares outstanding - Basic                    2,852,453        3,173,413
Effect of dilutive securities:
     Assumed exercise of stock options and warrants                  366          126,767
                                                            ------------     ------------
Weighted average shares outstanding - Diluted                  2,852,819        3,300,180
                                                            ============     ============
Earnings per share - Diluted                                $        .43     $        .05
                                                            ============     ============

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

Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 813,081 shares of Treasury Stock at a cost of $5,408,883 as of December 31, 2000, and 591,656 shares of Treasury Stock at a cost of $4,298,139 as of December 31, 1999. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to the agreement, the Company had repurchased 320,000 shares for an aggregate cost of $1,641,800 through December 31, 2000. During 2000, $63,210 in deferred compensation was reversed from other assets into additional paid-in capital as a result of stock options which were issued in the money at the time of grant and were forfeited during the period.

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

In 1996, the stockholders approved the 1996 Long-Term Incentive Plan for the benefit of employees, consultants and advisors of the Company. This plan did not replace or affect the 1994 Stock Option Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. The Committee is authorized to grant to key employees, consultants and advisors of the Company and its subsidiaries and affiliates, awards in the form of stock options, performance shares, and restricted stock. In addition, the Committee will have the authority to grant other stock-based awards in the form of stock appreciation rights, restricted stock units, and stock unit awards. The types of awards and terms of their issuance will be determined by the Committee and specified in the option agreement evidencing the grant. A maximum of 675,000 shares of common stock may be issued under this Plan (as amended in 1999), with a 200,000 share limitation for any individual. The Plan will expire ten years from the effective date unless terminated earlier or extended by the Board of Directors.

Since the adoption of these Plans, 25,200 options have been exercised through December 31, 2000, and there were 374,550 shares available for grant under the two Plans as of that date. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $2.51 and $3.49 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 32% in 2000 and 42% in 1999, risk-free interest rate of 6%, and an expected life of 9 years.

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

                                          2000             1999
                                      ------------     ------------
Net income As reported                $  1,238,396     $    150,075
                Pro Forma             $  1,225,050     $    100,000
Earnings per share - basic
                As reported           $        .43     $        .05
                Pro Forma             $        .43     $        .03
Earnings per share - diluted
                As reported           $        .43     $        .05
                Pro Forma             $        .43     $        .03
                                      ------------     ------------

Pro forma net income reflects only options granted in 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 10 years and compensation cost for options granted prior to January 1, 1998 is not considered.

Stock option activity during the periods indicated is as follows:

                                       Number of      Weighted-Average
                                         Shares        Exercise Price
                                      ------------    ----------------
Balance at December 31, 1998               609,750              6.96
Granted                                    198,000              5.68
Exercised                                  (23,800)             4.94
Forfeited                                  (75,700)             8.73
                                      ------------      ------------
Balance at December 31, 1999               708,250              6.42
                                      ------------      ------------
Granted                                     73,396              4.63
Exercised                                       --                --
Forfeited                                 (106,396)             5.85
                                      ------------      ------------
Balance at December 31, 2000               675,250              6.31
                                      ------------      ------------

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                     Options Outstanding
                              --------------------------------------------------------
                                  Number         Weighted Average
    Range of                   Outstanding          Remaining         Weighted-Average
 Exercise Prices               at 12/31/00       Contractual Life      Exercise Price
 ---------------              ------------       ----------------     ----------------
$3.44 to $4.33                      53,500                 7.50 years   $       4.10
$5.00 to $5.94                     379,000                 6.23                 5.25
$6.00 to $7.75                     123,000                 4.93                 6.85
$9.00 to $9.94                      69,750                 5.37                 9.28
$11.00 to $12.00                    50,000                 7.00                11.30
                              ------------         ------------         ------------
$3.44 to $12.00                    675,250                 6.06                 6.31
                              ------------         ------------         ------------

                                      Options Exercisable
                              ------------------------------------
                                  Number               Weighted
    Range of                  Exercisable at            Average
 Exercise Prices                 12/31/00           Exercise Price
 ---------------              --------------        --------------
$3.44 to $4.33                       20,000         $       4.06
$5.00 to $5.94                      109,000                 5.36
$6.00 to $7.75                      115,400                 6.84
$9.00 to $9.94                       43,500                 9.18
$11.00 to $12.00                     38,000                11.32
                               ------------         ------------
$3.44 to $12.00                     325,900                 7.01
                               ------------         ------------

At December 31, 2000 and 1999, the number of options exercisable was 325,900 and 315,850, respectively, and the weighted-average exercise price of those options was $7.01 and $6.90, respectively.

(14)  COMMITMENTS

The Company has several noncancelable operating leases for office space. Total rent expense incurred was $723,000 and $742,000, during 2000 and 1999. At December 31, 2000, future minimum payments on noncancelable operating leases are as follows:

  Year Ending
  December 31
  -----------
     2001          $730,978
     2002           684,294
     2003            11,491
     2004            43,762
     Thereafter          --

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

The Company's average receivable purchases in a 30-day period (considered to be the maximum future purchase commitment, although not a contractual obligation) pursuant to its normal business practice were approximately $61,400,000 and $53,600,000 for 2000 and 1999, respectively.

(16)  INVESTMENT PLAN

In 1996, the Company adopted a defined contribution plan ("the "Plan") that is a qualified plan under Section 401(k) of the Internal Revenue Code for the benefit of KBK employees. The Plan is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The Company may, at the discretion of the Board, annually elect to match some portion of employee contributions to this Plan. The Company currently matches 50% of every employee contribution subject to a 6% salary limit. The Company's contributions to the Plan totaled $91,000 for 2000 and $93,000 for 1999.

(17)  EMPLOYEE STOCK PURCHASE PLAN

In 1998, the Company adopted the 1998 Employee Stock Purchase Plan, ("the Stock Plan") which subsequently received shareholder approval. The Stock Plan provides eligible full-time employees with an opportunity to purchase common stock of the Company through payroll deductions. The aggregate number of shares of common stock which may be purchased under the Stock Plan shall not exceed 150,000 (subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations or other changes in the outstanding common stock). The exercise price for the stock purchase shall be 90% of the lower of the fair market value of the stock on the first day or the last day of the calendar quarter of the applicable option period. The shares purchased by employees through the Stock Plan totaled 8,675 in 2000 and 6,766 in 1999.

In addition, during 2000, the employees received 6,900 shares from the Company as part of a marketing incentive program.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

KBK Capital Corporation:

We have audited the accompanying consolidated balance sheets of KBK Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBK Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                  KPMG LLP

Fort Worth, Texas
January 24, 2001


KBK CAPITAL CORPORATION and SUBSIDIARIES
QUARTERLY SUMMARY RESULTS (Unaudited)
(dollars in thousands except per share amounts)

                                                                                 2000
                                       YTD          ---------------------------------------------------------------
                                       2000            4TH QTR          3RD QTR          2ND QTR          1ST QTR
                                   ------------
Average Net Earning Assets
   Managed and Owned               $    142,247     $    136,417     $    141,088     $    147,328     $    144,231
   Owned                                 85,191           81,285           79,245           89,766           90,576
                                   ============     ============     ============     ============     ============

Revenue                            $     22,348     $      5,801     $      5,213     $      5,680     $      5,654
Interest expense                          7,049            1,763            1,650            1,841            1,795
Operating expenses                       10,726            2,604            2,556            2,782            2,784
                                   ------------     ------------     ------------     ------------     ------------
Operating profit                          4,573            1,434            1,007            1,057            1,075
Other income                                291               --               --               --              291
Provision for credit losses               2,773              875              550              438              910
Provision for impairment
   losses                                    40               --               --               --               40
                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before
   Income taxes                           2,051              559              457              619              416
Taxes                                       813              256              179              214              164
                                   ------------     ------------     ------------     ------------     ------------
Net Income (Loss)                  $      1,238     $        303     $        278     $        405     $        252
                                   ============     ============     ============     ============     ============
Earnings (Loss)
   Per Share - Basic               $        .43     $        .11     $        .10     $        .14     $        .09
Earnings (Loss)
   Per Share - Diluted             $        .43     $        .11     $        .10     $        .14     $        .09
                                   ============     ============     ============     ============     ============

                                                                                  1999
                                       YTD          -----------------------------------------------------------------
                                       1999            4TH QTR           3RD QTR          2ND QTR           1ST QTR
                                   ------------
Average Net Earning Assets
   Managed and Owned               $    131,712     $    137,455      $    129,183     $    126,459      $    133,739
   Owned                                 75,295           82,728            77,096           71,481            69,712
                                   ============     ============      ============     ============      ============

Revenue                            $     19,133     $      4,879      $      4,891     $      4,650      $      4,713
Interest expense                          5,522            1,588             1,427            1,281             1,226
Operating expenses                       11,177            2,777             2,687            3,013             2,700
                                   ------------     ------------      ------------     ------------      ------------
Operating profit                          2,434              514               777              356               787
Other income                                 --               --                --               --                --
Provision for credit losses               1,600              400               400              400               400
Provision for impairment
   losses                                   500              500                --               --                --
                                   ------------     ------------      ------------     ------------      ------------
Income (loss) before
   Income taxes                             334             (386)              377              (44)              387
Taxes                                       184             (123)              175               (3)              135
                                   ------------     ------------      ------------     ------------      ------------
Net Income (Loss)                  $        150     $       (263)     $        202     $        (41)     $        252
                                   ============     ============      ============     ============      ============
Earnings (Loss)
   Per Share - Basic               $        .05     $       (.08)     $        .06     $       (.01)     $        .08
Earnings (Loss)
   Per Share - Diluted             $        .05     $       (.07)     $        .06     $       (.01)     $        .07
                                   ============     ============      ============     ============      ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 Annual Meeting of Stockholders, under the captions "Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

       The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 Annual Meeting of Stockholders, under the captions "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 Annual Meeting of Stockholders, under the captions "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2001 Annual Meeting of Stockholders, under the captions "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

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

      (*)10.1 --1992 Key Employee Stock Option Plan of the Company (terminated), and forms of stock option agreements and amendments thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

      (*)10.2 --1993 Non-Employee Director Stock Option Plan of the Company (terminated), and form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).

      (*)10.3 --1994 Stock Option Plan of the Company, and forms of stock option agreements (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

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

         10.9 --Stock Exchange Agreement among the Company and Coastal, Inc. and the Owners of the outstanding capital stock of Coastal Financial Resources, Inc. dated as of December 30, 1994 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         10.10 --Amended and Restated Letter Loan Agreement dated as of August 21, 1997 among KBK, as borrower, and the Company, as guarantor, and the Banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         10.11 --Amendment to Third Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).
                           --Receivables Purchase Agreement (dated April 11,
                           1997) (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).
                           --Purchase and Sale Agreement (dated April 11, 1997) (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         10.14 --Stock Purchase Agreement by and between the Company and Sirmon Commercial Finance, L.L.C. dated October 21, 1999.

         10.15 --Fourth Amended and Restated Letter Loan Agreement dated as of May 21, 1999 among KBK Financial, Inc., as borrower, and the Company, as guarantor, and the Banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent.

         10.16 Purchase and Sale Agreement dated as of December 15, 2000 between KBK and SPV.

         10.17 Receivables Financing Agreement dated December 15, 2000 among KBK; SPV; and the various financial institutions named therein.

         21.1 --Subsidiary of the Company (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

(*) Management contract or compensatory plan or arrangement

         (b)      Reports on form 8-K

The Company filed a Form 8-K during the fourth quarter of the year ended December 31, 2000 reporting the Financing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KBK CAPITAL CORPORATION
                                        REGISTRANT

Date:  March 30, 2001                   By       /s/ Deborah B. Wilkinson
                                           -------------------------------------
                                            Deborah B. Wilkinson, Executive Vice
                                           President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.


By /s/ Robert J. McGee               Chairman and Chief Executive Officer         March 30, 2001
   -------------------------------
         (Robert J. McGee)


By /s/ Deborah B. Wilkinson          Executive Vice President and                 March 30, 2001
   -------------------------------   Chief Financial Officer
         (Deborah B. Wilkinson)      (Principal Financial Officer)


By /s/ Jack R. Roper                 Executive Vice President of                  March 30, 2001
   -------------------------------   Systems and Administration and Director
         (Jack R. Roper)


By /s/ L. Allen Jarboe               Executive Vice President and                 March 30, 2001
   -------------------------------   Chief Credit Officer and Director
         (L. Allen Jarboe)


By /s/ Thomas Simmons                Director                                     March 30, 2001
   -------------------------------
         (Thomas Simmons)


By /s/ Daniel R. Feehan              Director                                     March 30, 2001
   -------------------------------
         (Daniel R. Feehan)


By /s/ Thomas L. Healey              Director                                     March 30, 2001
   -------------------------------
         (Thomas L. Healey)


By /s/ Martha V. Leonard             Director                                     March 30, 2001
   -------------------------------
         (Martha V. Leonard)


By /s/ R. Earl Cox, III              Director                                     March 30, 2001
   -------------------------------
         (R. Earl Cox, III)


By /s/ Harris A. Kaffie              Director                                     March 30, 2001
   -------------------------------
         (Harris A. Kaffie)