Form 10QSB
period 2001-03-31
KBK CAPITAL CORP
filed 2001-05-14
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
YES   X    NO
    ----     ----

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                        2,701,836
                                       (SHARES OUTSTANDING AS OF MARCH 31, 2001)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES        NO  X
    ----     ----


================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB-- Quarter Ended March 31, 2001


                                                                                                          Page
                                                                                                         Number


PART I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements

              Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000              2

              Consolidated Statements of Operations for the Three Months Ended March 31, 2001              3
              and 2000 (unaudited)

              Consolidated Statements of Changes in Stockholders' Equity for the
              Year Ended December 31, 2000 and the Three Months Ended March 31, 2001 (unaudited)           4

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and          5
              2000 (unaudited)

              Notes to Unaudited Consolidated Financial Statements                                        6-8

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations       9-12

PART II.      OTHER INFORMATION                                                                            12

Item 1 -      Legal Proceedings                                                                            12

Item 6 -      Exhibits and Reports on Form 8-K                                                             12

              Signatures                                                                                   12

PART 1. - ITEM 1 - FINANCIAL STATEMENTS


                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000



                                                                            MAR. 31, 2001
                                                                            (UNAUDITED)     DEC. 31, 2000
                                                                           -------------    -------------

                                       ASSETS
Cash                                                                       $   4,575,654    $  12,675,230

Accounts receivable, net                                                      61,989,029       70,089,726

Loans receivable, net                                                         80,449,329       84,219,170

Less allowance for credit losses                                              (6,285,000)      (2,389,463)
                                                                           -------------    -------------
  Total receivables, net                                                     136,153,358      151,919,433

Premises and equipment, net of accumulated depreciation of
  $3,867,432 at March 31, 2001 and $3,730,929 at December 31, 2000,
  respectively                                                                 1,414,868        1,074,454

Intangible assets, less accumulated amortization of $3,157,339 at
  March 31, 2001 and $3,058,961 at December 31, 2000, respectively             2,600,902        2,699,280


Other investments, net                                                                --        1,210,000


Income taxes receivable                                                        1,980,603               --

Other assets                                                                   2,808,222        2,850,323
                                                                           -------------    -------------
                             Total assets                                  $ 149,533,607    $ 172,428,720
                                                                           =============    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                        $ 104,721,052    $ 122,533,454
Mandatorily redeemable preferred securities                                   16,068,596       16,056,061
Due to clients                                                                 8,546,408        8,247,564
Accounts payable and other liabilities                                           479,446          852,262
Income taxes payable                                                                  --          750,857
Deferred revenue                                                                 131,044          106,021
                                                                           -------------    -------------
                             Total liabilities                               129,946,546      148,546,219

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
  shares issued and outstanding                                                       --               --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
  3,577,485 shares and outstanding 2,701,836 at March 31, 2001 and
  issued 3,577,485 shares and outstanding 2,764,404 at December 31, 2000          35,775           35,775
Additional paid-in capital                                                    16,263,709       16,263,709
Retained earnings                                                              9,033,094       12,991,900
Treasury stock, at cost, 875,649 shares at March 31, 2001
  and 813,081 shares at December 31, 2000                                     (5,745,517)      (5,408,883)
                                                                           -------------    -------------
                             Total stockholders' equity                       19,587,061       23,882,501
                                                                           -------------    -------------
                             Total liabilities and stockholders' equity    $ 149,533,607    $ 172,428,720
                                                                           =============    =============



See accompanying notes to consolidated financial statements

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED
                                                                   ------------------------------
                                                                   MAR. 31, 2001    MAR. 31, 2000
                                                                    (UNAUDITED)      (UNAUDITED)
                                                                   -------------    -------------

Earned discount income                                             $   2,685,268    $     429,252
Interest income - Loans                                                2,117,210        2,493,463
Servicing fees                                                                --        1,714,161
Other income - Fees                                                      623,508        1,017,143
                                                                   -------------    -------------
       Total revenue                                                   5,425,986        5,654,019
Interest expense                                                       2,455,330        1,794,776
                                                                   -------------    -------------
       Income after interest expense                                   2,970,656        3,859,243
Provision for credit losses                                            4,555,104          910,000
Losses on investments in other assets                                  1,635,000           40,000
                                                                   -------------    -------------
   Income (loss) after interest expense and provision for losses      (3,219,448)       2,909,243

Operating expenses:
  Salaries and employee benefits                                       1,523,761        1,491,685
  Amortization of intangible assets                                       98,378           98,378
  Occupancy and equipment                                                349,667          379,801
  Professional fees                                                      164,673          219,417
  Other                                                                  646,691          595,132
                                                                   -------------    -------------
       Total operating expenses                                        2,783,170        2,784,413
                                                                   -------------    -------------
Gain on sale of other assets                                                  --          290,859
                                                                   -------------    -------------
         Income (loss) before income taxes                            (6,002,618)         415,689
Income tax expense (benefit):
  Federal                                                             (1,981,460)         158,859
  State                                                                  (76,931)           4,670
                                                                   -------------    -------------
       Total income tax expense (benefit)                             (2,058,391)         163,529
                                                                   -------------    -------------
       Net income (loss)                                           $  (3,944,227)   $     252,160
                                                                   =============    =============

Earnings (loss) per share-basis                                    $       (1.46)   $        0.09
                                                                   =============    =============
Weighted-average common shares outstanding-basic                       2,701,836        2,931,226
                                                                   =============    =============
Earnings (loss) per share-diluted                                  $       (1.46)   $        0.09
                                                                   =============    =============
Weighted-average common shares outstanding-diluted                     2,706,499        2,931,226
                                                                   =============    =============



See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 YEAR ENDED DECEMBER 31, 2000 AND THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)



                                         Common Stock
                                 ----------------------------    Additional                                        Total
                                     Shares                        paid-in        Retained        Treasury      stockholders'
                                  Outstanding       Amount         capital        earnings         stock           equity
                                 ------------    ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1999        2,985,829    $     35,775   $ 16,326,919    $ 11,833,443    $ (4,298,139)   $ 23,897,998


Purchase of stock for treasury       (237,000)             --             --              --      (1,219,360)     (1,219,360)

Issuance of common stock from
     treasury                          15,575              --             --         (79,939)        108,616          28,677

Forfeiture of stock options                --              --        (63,210)             --              --         (63,210)

Net income                                 --              --             --       1,238,396              --       1,238,396
                                 ------------    ------------   ------------    ------------    ------------    ------------

Balance at December 31, 2000        2,764,404          35,775     16,263,709      12,991,900      (5,408,883)     23,882,501


Purchase of stock for treasury        (66,345)             --             --              --        (361,411)       (361,411)

Issuance of common stock from
     treasury                           3,777              --             --         (14,579)         24,777          10,198

Net loss                                   --              --             --      (3,944,227)             --      (3,944,227)
                                 ------------    ------------   ------------    ------------    ------------    ------------
Balance at March 31, 2001           2,701,836    $     35,775   $ 16,263,709    $  9,033,094    $ (5,745,517)   $ 19,587,061
                                 ============    ============   ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                THREE MONTHS ENDED
                                                                           ------------------------------
                                                                           MAR. 31, 2001    MAR. 31, 2000
                                                                            (UNAUDITED)      (UNAUDITED)
                                                                           -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $  (3,944,227)   $     252,160
Adjustments to reconcile net income (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization                                                  255,641          280,378
  Accretion on mandatorily redeemable preferred securities                        12,535           11,465
  Provision for credit losses                                                  4,555,104          910,000
  Provision for impairment losses                                              1,635,000           40,000
  Increase in accounts receivable, net                                         7,853,433          710,602
  Net increase in retained interest in sold assets                                    --       (2,908,177)
  (Increase) decrease in other assets                                           (382,899)         586,617
  Increase (decrease) in due to clients                                          298,844       (1,680,937)
  Decrease in accounts payable and other liabilities                            (372,816)        (206,571)
  Increase in interest payable for the sold assets                                    --           21,248
  Decrease in income taxes payable (increase in income taxes receivable)      (2,731,460)              --
  Increase (decrease) in deferred revenue                                         25,023          (72,218)
                                                                           -------------    -------------
   Net cash provided by (used in) operating activities                         7,204,178       (2,055,433)
                                                                           -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in loans receivable, net                             3,357,538      (10,155,400)
  Purchases of premises and equipment                                           (497,677)         (20,072)
                                                                           -------------    -------------
    Net cash provided by (used in) investing activities                        2,859,861      (10,175,472)
                                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments to) borrowings from the banks                              (17,812,402)      10,000,000
  Repurchase of common stock                                                    (361,411)        (567,805)
  Issuance of common stock                                                        10,198            6,466
                                                                           -------------    -------------
   Net cash provided by (used in) financing activities                       (18,163,615)       9,438,661
                                                                           -------------    -------------
   Net decrease in cash                                                       (8,099,576)      (2,792,244)
Cash at beginning of period                                                   12,675,230        4,854,980
                                                                           -------------    -------------
Cash at end of period                                                      $   4,575,654    $   2,062,736
                                                                           =============    =============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC"), KBK Capital Trust I, (the "Trust"), and KBK Acceptance Company LP ("SPV"), included herein, are unaudited as of and for all periods ended March 31, 2001 and 2000. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000 and 1999 which are included in the Company's 2000 annual report.

2. OTHER INVESTMENTS. During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company that sold KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, has been included in other investments as an equity investment in the new entity. During 1999, the Company established a $500,000 provision for impairment loss related to this asset. During 2000, the Company recorded $40,000 in additional provision related to the asset. During the quarter ended March 31, 2001, the new entity was dissolved; therefore, the Company charged off the net balance of $1,210,000, which is included in losses on investments in other assets.

3. LINE OF CREDIT. During 2000, KBK transferred all its purchased accounts receivable and loans receivable to SPV on a non-recourse basis. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaced KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit which was executed in 1993. The new Facility initially carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.15%. At March 31, 2001, the outstanding indebtedness under the Facility was $104,721,052. The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $14.3 million in available credit under this line at March 31, 2001.

4. MANDATORILY REDEEMABLE PREFERRED SECURITIES. In 1998, the Trust issued 1,725,000 shares of mandatorily redeemable Trust Preferred Securities. The principal assets of the Trust are approximately $16.0 million in subordinated debentures issued by the Company. The subordinated debentures, which are eliminated upon consolidation of the Trust with the Company, bear interest at a rate of 9.50% and mature in 2028, subject to extension or earlier redemption in certain events. The Company owns all of the common securities of the Trust.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,181,404 as of March 31, 2001, is being accreted over 15 years by making periodic charges to the Company's operations.

5. STOCKHOLDERS' EQUITY. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 875,649 shares of Treasury Stock at a cost of $5,745,517 as of March 31, 2001. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to the agreement, the Company had repurchased 375,000 shares for an aggregate cost of $1,940,277 through March 31, 2001 (including 55,000 shares purchased in the first quarter of 2001). The Company also purchased 11,345 shares in the open market during the quarter ended March 31, 2001.

6. EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated statements of financial condition at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. However, the FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postpones initial application until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Derivative Instrument and Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes certain provisions of SFAS No. 133. The Company experienced no impact from the adoption of these standards.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of SFAS 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000 or fiscal 2001 for the Company. The Company has determined that adoption of this statement will have no impact on its future consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included below, including those regarding future financial performance or results or those that are not historical facts, are, or contain, "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed below and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This narrative should be read in conjunction with information provided in the financial statements and accompanying notes appearing in this report and the audited financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

KBK's growth strategies include increasing market penetration, extending its product line, and opportunistically pursuing strategic acquisitions and partnerships that will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

         Analysis of First Quarter 2001 Compared to First Quarter 2000

The following table sets forth the results of operations and certain other data of the Company for the first quarter of 2001 and the first quarter of 2000.


                                              Quarter Ended             Quarter Ended
                                             March 31, 2001            March 31, 2000
                                              (unaudited)                (unaudited)
                                        ----------------------     ---------------------
                                                      (dollars in thousands)

Average Net Earning Assets
     Managed and Owned                  $ 122,008           --     $ 144,231          --
     Owned                                122,008           --        90,576          --
Total Revenue                               5,426        100.0%        5,654       100.0%
Interest Expense                            2,455         45.3%        1,795        31.7%
Provision for Credit Losses                 4,555         83.9%          910        16.1%
Losses on investments in other assets       1,635         30.1%           40          .7%
Other Income                                   --           --           291         5.1%
Operating Expense                           2,783         51.3%        2,784        49.2%
Income Tax Expense (Benefit)               (2,058)       (37.9)%         164         2.9%
                                        ---------    ---------     ---------   ---------
Net Income (Loss)                          (3,944)       (72.7)%         252         4.5%
                                        =========    =========     =========   =========


Average net earning assets owned increased 34.7% to $122.0 million for the quarter ended March 31, 2001 from $90.6 million for the quarter ended March 31, 2000. This net increase is comprised of two changes. One component is a $53.6 million increase related to the change in the Company's financing structure during December 2000. Under this structure, the Company repurchased assets which had previously been sold into a securitization conduit and carried "off-balance sheet". The other component was a $22.2 million decrease in earning assets, which resulted from a decrease in term loans, of which $9.5 million related to loans transferred to the nonperforming category of assets during the first quarter of 2001, and $12.7 million resulting from routine payoffs.

Due to the decrease in outstanding term loans, revenue declined 4%, or $228,000, to $5.4 million for the quarter ended March 31, 2001 from $5.7 million for the quarter ended March 31, 2000. During the quarter ended March 31, 2000, the Company recorded $1.7 million in servicing fees related to the assets sold into the securitization. Since the sale of assets was terminated in 2000, the Company no longer receives servicing fee income.

Interest expense increased $661,000 to $2.5 million for the first quarter of 2001 compared with $1.8 million for the first quarter of 2000. This increase resulted primarily from the $47.5 million increase in average funded debt required to support the $31.4 million increase in average net earning assets, and the $9.5 million increase in nonperforming assets. The net effect of the decreased revenue and increased interest expense was a decrease of $889,000, or 23.0%, in income after interest expense for the quarter ended March 31, 2001, compared to the prior year quarter.

A provision for credit losses of $4.6 million was recorded for the first quarter of 2001, compared to $910,000 for the first quarter of 2000. The increased provision for losses relates primarily to deteriorating conditions in the first quarter surrounding asset-based loans to three customers. During the first quarter of 2001 the Company had net chargeoffs of $660,000 compared to $646,000 of net chargeoffs for the first quarter of 2000. The Company also recorded losses on investments in other assets of $1.6 million primarily related to the charge off of the $1.2 million investment discussed in note 2 of the Notes to Unaudited Consolidated Financial Statements. The losses also related to the charge off of an asset obtained through foreclosure at a value of $425,000. During the first quarter of 2001, the value of these assets deteriorated significantly, and the Company believes collectibility is doubtful at this time.

The allowance for credit losses at March 31, 2001 of $6.3 million represents 4.4% of total outstanding loans and accounts receivables and 5.2% of average net earning assets owned for the quarter then ended. The allowance for credit losses at March 31, 2000 of $2.4 million represented 2.0% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.5% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at March 31, 2001.

Operating expenses of $2.8 million for the three months ended March 31, 2001 remained constant, compared with $2.8 million for the three months ended March 31, 2000.

Due to the $6.0 million loss before income taxes, the Company recorded an income tax benefit of $2.1 million for the first quarter of 2001 compared to $163,500 of income tax expense for the first quarter of 2000.

As a result of the foregoing, the Company reported a net loss of $3.9 million for the first quarter of 2001 compared to net income of $252,200 for the first quarter of 2000.

CHANGES IN FINANCIAL CONDITION

Total assets decreased 13.3% from $172.4 million at December 31, 2000 to $149.5 million at March 31, 2001. This decrease is primarily related to the $15.8 million decrease in net receivables and $8.1 million decrease in cash from December 31, 2000 to March 31, 2001 and the corresponding decrease in the bank line of credit from $122.5 million at December 31, 2000 to $104.7 million at March 31, 2001.

Stockholders' equity decreased $4.3 million, from $23.9 million at December 31, 2000 to $19.6 million at March 31, 2001, which was primarily the result of the $3.9 million net loss and $361,000 in treasury stock purchases. The Company paid no dividends on its common stock for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 2000 with the implementation of the new financing structure. Total average net earning assets decreased by $20.2 million, from $142.2 million as of December 31, 2000 to $122.0 million as of March 31, 2001. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

KBK's financing is provided through a $350 million revolving facility. The facility currently carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.15%. Prior to execution of this Facility, KBK maintained a $72,875,000 multi-bank line of credit. Borrowings under the previous credit facility accrued interest at the agent bank's prime rate or applicable LIBOR plus 1.75%.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 500,000 shares (18.5% of the outstanding shares as of March 31, 2001) of the Company's common stock at the current market price. In addition, the Company entered into an agreement during 1999 to repurchase an aggregate 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. At March 31, 2001, the Company had repurchased 375,000 shares for an aggregate of $1,940,277. The stock is being acquired from the previous shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in December, 1994. At March 31, 2001, 875,649
shares of common stock were held in the treasury at a cost of $5.7 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the credit facility.

Future sources of liquidity to fund growth in earning assets are anticipated from the sale of earning assets, the issuance of unsecured and secured corporate debt obligations, preferred and common stock issuance, as well as from traditional bank financing.

PART II  - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

The Company is not a party to any litigation other than routine proceedings incidental to its business and the Company does not expect that these proceedings will have a material adverse effect on the financial position of the Company.

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




                             KBK CAPITAL CORPORATION



Date  May 14, 2001           /s/ DEBORAH B. WILKINSON
     ------------------     ----------------------------------------------------
                                            Deborah B. Wilkinson,
                            Executive Vice President and Chief Financial Officer