Form 10QSB
period 2001-06-30
KBK CAPITAL CORP
filed 2001-08-13
CIK 921559

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM            TO
                                               ----------     ----------

                         COMMISSION FILE NUMBER: 0-24220

                             KBK CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                               75-2416103
          (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

2200 CITY CENTER II, 301 COMMERCE, FORT WORTH, TEXAS          76102-4122
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
YES [X]    NO [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                           2,527,828
                                       (SHARES OUTSTANDING AS OF AUGUST 1, 2001)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES [ ]    NO [X]

================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended June 30, 2001

                                                                                                        Page
                                                                                                       Number
PART I.      FINANCIAL INFORMATION

Item 1 -     Financial Statements

             Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000               2

             Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and           3
             2000 (unaudited) and Six Months Ended June 30, 2001 and 2000 (unaudited)

             Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
             December 31, 2000 and the Six Months Ended June 30, 2001 (unaudited)                         4

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and
             2000 (unaudited)                                                                             5

             Notes to Consolidated Financial Statements                                                  6-9

Item 2 -     Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                10-14

PART II.     OTHER INFORMATION

Item 1 -     Legal Proceedings                                                                            14

Item 4 -     Submission of Matters to a Vote of Security Holders                                          14

Item 6 -     Exhibits and Reports on Form 8-K                                                             14

             Signatures                                                                                   15

PART 1. -- ITEM 1 -- FINANCIAL STATEMENTS


                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                            JUN. 30, 2001
                                                                             (UNAUDITED)       DEC. 31, 2000
                                                                            -------------      -------------
                                     ASSETS
Cash                                                                        $   7,325,166      $  12,675,230

Accounts receivable, net                                                       41,230,448         70,089,726

Loans receivable, net                                                          76,027,848         84,219,170

Less allowance for credit losses                                               (6,887,446)        (2,389,463)
                                                                            -------------      -------------
 Total receivables, net                                                       110,370,850        151,919,433

Premises and equipment, net of accumulated depreciation of
 $4,025,246 at June 30, 2001 and $3,730,929 at December 31, 2000,
 respectively                                                                   1,336,729          1,074,454
Intangible assets, less accumulated amortization of $3,255,717
 at June 30, 2001 and $3,058,961 at December 31, 2000, respectively             2,502,524          2,699,280

Other investments, net
                                                                                       --          1,210,000


Income taxes receivable                                                         2,441,044                 --

Other assets                                                                    2,858,131          2,850,323
                                                                            -------------      -------------
                           Total assets                                     $ 126,834,444      $ 172,428,720
                                                                            =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Bank line of credit                                                         $  86,933,428      $ 122,533,454
Mandatorily redeemable preferred securities                                    16,081,431         16,056,061
Due to clients                                                                  5,453,194          8,247,564
Accounts payable and other liabilities
                                                                                  306,568            852,262
Income taxes payable
                                                                                       --            750,857

Deferred revenue                                                                  128,479            106,021
                                                                            -------------      -------------
                           Total liabilities                                  108,903,100        148,546,219

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
 shares issued and outstanding                                                         --                 --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
 3,577,485 shares and outstanding 2,581,623 at June 30, 2001 and
 issued 3,577,485 shares and outstanding 2,764,404 at December 31, 2000            35,775             35,775
Additional paid-in capital                                                     16,224,907         16,263,709
Retained earnings                                                               8,067,109         12,991,900
Treasury stock, at cost, 995,862 shares at June  30, 2001
 and 813,081 shares at December 31, 2000                                       (6,396,447)        (5,408,883)
                                                                            -------------      -------------
                           Total stockholders' equity                          17,931,344         23,882,501
                                                                            -------------      -------------
                           Total liabilities and stockholders' equity       $ 126,834,444      $ 172,428,720
                                                                            =============      =============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED            ENDED           ENDED
                                                 JUN. 30, 2001    JUN. 30, 2000   JUN. 30, 2001    JUN. 30, 2000
                                                  (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                 -------------    -------------   -------------    -------------
Earned discount income                            $ 2,175,133      $   489,342     $ 4,860,673      $   918,594
Interest income -- Loans                            1,653,674        2,514,553       3,770,612        5,008,016

Servicing fees                                             --        1,748,912              --        3,463,073
Other income -- Fees                                  677,106          927,205       1,300,615        1,944,348
                                                  -----------      -----------     -----------      -----------
        Total revenue                               4,505,913        5,680,012       9,931,900       11,334,031
Interest expense                                    1,982,792        1,840,853       4,438,122        3,635,629
                                                  -----------      -----------     -----------      -----------
        Income after interest expense               2,523,121        3,839,159       5,493,778        7,698,402
Provision for credit losses                         1,100,000          438,000       5,655,104        1,348,000
Losses on investments in other assets                      --               --       1,635,000           40,000
                                                  -----------      -----------     -----------      -----------
     Income (loss) after interest expense and
     provision for losses                           1,423,121        3,401,159      (1,796,326)       6,310,402

Operating expenses:
    Salaries and employee benefits                  1,593,466        1,538,487       3,117,227        3,030,172
    Amortization of intangible assets                  98,378           98,378         196,756          196,756
    Occupancy and equipment                           353,817          391,991         703,484          771,792
    Professional fees                                 122,613          151,291         253,598          370,708
    Other                                             662,646          601,485       1,343,026        1,196,617
                                                  -----------      -----------     -----------      -----------
        Total operating expenses                    2,830,920        2,781,632       5,614,091        5,566,045
                                                  -----------      -----------     -----------      -----------
Gain on sale of marketable securities                      --               --              --          290,859
                                                  -----------      -----------     -----------      -----------
        Income (loss) before income taxes          (1,407,799)         619,527      (7,410,417)       1,035,216

Income tax expense (benefit):
    Federal                                          (443,333)         208,087      (2,441,901)         366,946
    State                                             (13,932)           6,120         (73,755)          10,790
                                                  -----------      -----------     -----------      -----------
        Total income tax expense (benefit)           (457,265)         214,207      (2,515,656)         377,736
                                                  -----------      -----------     -----------      -----------
        Net income (loss)                         $  (950,534)     $   405,320     $(4,894,761)     $   657,480
                                                  ===========      ===========     ===========      ===========

Earnings (loss) per share-basic                   $     (0.36)     $      0.14     $     (1.83)     $      0.23
                                                  ===========      ===========     ===========      ===========
Weighted-average common shares
outstanding-basic                                   2,641,835        2,883,580       2,671,670        2,907,403
                                                  ===========      ===========     ===========      ===========
Earnings (loss) per share-diluted                 $     (0.36)     $      0.14     $     (1.83)     $      0.23
                                                  ===========      ===========     ===========      ===========
Weighted-average common shares
outstanding-diluted                                 2,641,835        2,883,985       2,671,670        2,907,606
                                                  ===========      ===========     ===========      ===========


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   YEAR ENDED DECEMBER 31, 2000 AND SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                                          Common Stock
                                  -----------------------------     Additional                                           Total
                                     Shares                          paid-in          Retained         Treasury       stockholders'
                                  Outstanding         Amount         capital          earnings           stock            equity
                                  ------------     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 1999         2,985,829     $     35,775    $ 16,326,919     $ 11,833,443     $ (4,298,139)    $ 23,897,998


Purchase of stock for treasury        (237,000)              --              --               --       (1,219,360)      (1,219,360)

Issuance of common stock from
     treasury                           15,575               --              --          (79,939)         108,616           28,677


Forfeiture of stock options                 --               --         (63,210)              --               --          (63,210)


Net income                                  --               --              --        1,238,396               --        1,238,396
                                  ------------     ------------    ------------     ------------     ------------     ------------

Balance at December 31, 2000         2,764,404           35,775      16,263,709       12,991,900       (5,408,883)      23,882,501


Purchase of stock for treasury        (191,010)              --               --              --       (1,039,810)      (1,039,810)

Issuance of common stock from
     treasury                            8,229               --              --          (30,030)          52,246           22,216

Forfeiture of stock options                 --               --         (38,802)              --               --          (38,802)

Net loss                                    --               --              --       (4,894,761)              --       (4,894,761)
                                  ------------     ------------    ------------     ------------     ------------     ------------

Balance at June 30, 2001             2,581,623     $     35,775    $ 16,224,907     $  8,067,109     $ (6,396,447)    $ 17,931,344
                                  ============     ============    ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
                                                                            -------------------------------
                                                                             JUN. 30, 2001    JUN. 30, 2000
                                                                              (UNAUDITED)      (UNAUDITED)
                                                                            --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $ (4,894,761)     $   657,480
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                                   511,833          583,809
  Accretion on mandatorily redeemable preferred securities                         25,370           11,725
  Provision for credit losses                                                   5,655,104        1,348,000
  Losses on investments in other assets                                         1,635,000           40,000
  Decrease in accounts receivable, net                                         28,511,002        2,733,814
  Net increase in retained interest in sold assets                                     --       (3,785,993)
  (Increase) decrease in other assets                                            (432,808)         553,332
  Decrease in due to clients                                                   (2,794,370)      (2,726,786)
  (Decrease) increase in accounts payable and other liabilities                  (545,694)           1,034
  Increase in interest payable for the sold assets                                     --            9,165
  Decrease in income taxes payable (increase in income taxes receivable)       (3,191,901)              --
  Increase in deferred revenue                                                     22,458          180,348
                                                                             ------------      -----------
   Net cash provided by (used in) operating activities                         24,501,233         (394,072)
                                                                             ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in loans receivable, net                              7,382,477       (3,437,569)
  Purchases of premises and equipment                                            (577,352)         (70,504)
                                                                             ------------      -----------
   Net cash provided by (used in) investing activities                          6,805,125       (3,508,073)
                                                                             ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments to) borrowings from the banks                               (35,600,026)       3,000,000
  Repurchase of common stock                                                   (1,039,810)        (876,482)
  Forfeiture/issuance of stock options                                            (38,802)              --
  Issuance of common stock                                                         22,216           11,326
                                                                             ------------      -----------
   Net cash provided by (used in) financing activities                        (36,656,422)       2,134,844
                                                                             ------------      -----------
Net decrease in cash                                                           (5,350,064)      (1,767,301)

Cash at beginning of period                                                    12,675,230        4,854,980
                                                                             ------------      -----------
Cash at end of period                                                        $  7,325,166      $ 3,087,679
                                                                             ============      ===========


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC"), KBK Capital Trust I, (the "Trust"), and KBK Acceptance Company LP ("SPV"), included herein, are unaudited as of and for all periods ended June 30, 2001 and 2000. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000 and 1999 which are included in the Company's 2000 annual report.

2. OTHER INVESTMENTS. During 1998, a receivable balance of the Company was deemed non-performing due to allegedly fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company that sold KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, was included in other investments as an equity investment in the new entity. During 1999, the Company established a $500,000 provision for impairment loss related to this asset. During 2000, the Company recorded $40,000 in additional provision related to the asset. During the quarter ended March 31, 2001, the new entity was dissolved; and the Company charged off the net balance of $1,210,000, which is included in losses on investments in other assets.

3. LINE OF CREDIT. During 2000, KBK transferred all its purchased accounts receivable and loans receivable to SPV on a non-recourse basis. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaced KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit that was executed in 1993. The new Facility initially carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.15%. At June 30, 2001, the outstanding indebtedness under the Facility was $86,933,428. The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $6.7 million in available credit under this line at June 30, 2001.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,168,569 as of June 30, 2001, is being accreted over 15 years by making periodic charges to the Company's operations.

5. EARNINGS (LOSS) PER SHARE. Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share computations:

                                                                Three Months Ended                    Six Months Ended

                                                       June 30, 2001      June 30, 2000      June 30, 2001       June 30, 2000
                                                      --------------      --------------     --------------      --------------
Net income (loss)                                     $     (950,534)     $      405,320     $   (4,894,761)     $      657,480
                                                      ==============      ==============     ==============      ==============
Weighted average shares outstanding -- Basic               2,641,835           2,883,580          2,671,670           2,907,403
                                                      ==============      ==============     ==============      ==============
Earnings (loss) per share -- Basic                    $        (0.36)     $         0.14     $        (1.83)     $         0.23
                                                      ==============      ==============     ==============      ==============

Weighted average shares outstanding -- Basic               2,641,835           2,883,580          2,671,670           2,907,403
Effect of dilutive securities
   Assumed exercise of stock options and warrants                 --                 405                 --                 203
                                                      --------------      --------------     --------------      --------------
Weighted average shares outstanding -- Diluted             2,641,835           2,883,985          2,671,670           2,907,606
                                                      ==============      ==============     ==============      ==============
Earnings (loss) per share -- Diluted                  $        (0.36)     $         0.14     $        (1.83)     $         0.23
                                                      ==============      ==============     ==============      ==============


For the three and six months ended June 30, 2001, 750 and 2,696 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been antidilutive.

6. STOCKHOLDERS' EQUITY. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 995,862 shares of Treasury Stock at a cost of $6,396,447 as of June 30, 2001. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock is being acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to the agreement, the Company had repurchased 430,000 shares for an aggregate cost of $2,242,604 through June 30, 2001 (including 55,000 shares purchased in the second quarter of 2001). The Company also purchased 69,665 shares in the open market during the quarter ended June 30, 2001.

7. EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated balance sheets at fair value. Changes in such fair value are required to be recognized in operations to the extent the derivative is not effective as a hedge. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999, to be applied prospectively. However, the FASB subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postponed initial application until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Derivative Instrument and Hedging Activities - an amendment of FASB Statement No. 133" which amended and superceded certain provisions of SFAS No. 133. The Company experienced no impact from the adoption of these standards.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of SFAS 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and was effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral were effective for fiscal years ending after December 15, 2000 and on December 31, 2000 for the Company. Adoption of this statement had no impact on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142. "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $2.3 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $394,000 and $197,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the detailed assessment required to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations that drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in twenty-four states and are engaged in a range of businesses, including energy-related, manufacturing, and wholesale and retail distribution.

KBK's growth strategies include increasing market penetration, extending its product line, and opportunistically pursuing strategic acquisitions and partnerships that will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

         Analysis of Second Quarter 2001 Compared to Second Quarter 2000

The following table sets forth the results of operations and certain other data of the Company for the second quarter of 2001 and the second quarter of 2000.

                                       Quarter Ended                   Quarter Ended
                                       June 30, 2001                   June 30, 2000
                                       (unaudited)                      (unaudited)
                                --------------------------       -------------------------
                                                  (dollars in thousands)
Average Net Earning Assets
     Managed and Owned          $  103,892                       $  147,328
     Owned                         103,892                           89,766
Total Revenue                        4,506           100.0%           5,680          100.0%
Interest Expense                     1,983            44.0%           1,841           32.4%
Provision for Credit Losses          1,100            24.4%             438            7.7%
Operating Expense                    2,831            62.8%           2,782           49.0%
Income Taxes                          (457)          (10.1)%            214            3.8%
                                ----------      ----------       ----------     ----------
Net Income (Loss)                     (951)          (21.1)%            405            7.1%
                                ==========      ==========       ==========     ==========


Average net earning assets under management decreased 29.5% to $103.9 million for the quarter ended June 30, 2001 from $147.3 million for the quarter ended June 30, 2000. This decrease in managed assets resulted in a decrease in revenue of 20.7%, or $1.2 million, to $4.5 million for the quarter ended June 30, 2001 from the quarter ended June 30, 2000 total revenue of $5.7 million. A component of this decrease related to the elimination of servicing fees as a result of the Company's new financing structure executed in December, 2000.

Interest expense increased $142,000 to $2.0 million for the second quarter of 2001 compared with $1.8 million for the second quarter of 2000. This increase resulted from the $36.0 million increase in average funded debt required to support the Company's activities; primarily a $14.1 million increase in net average earning assets owned and a $13.8 million increase in non-performing assets. The net effect of the decreased revenue and increased interest expense was a decrease of $1.3 million, or 34.3%, in income after interest expense for the quarter ended June 30, 2001, compared to the prior year quarter.

A provision for credit losses of $1.1 million was recorded for the second quarter of 2001, compared to $438,000 for the second quarter of 2000. The $1.1 million provision for losses was recorded in consideration of the Company's valuation of the portfolio as of June 30, 2001. During the second quarter of 2001 the Company had net chargeoffs of $498,000 compared to $622,000 of net chargeoffs for the second quarter of 2000. The allowance for credit losses of $6.9 million represents 5.9% of total outstanding loans and accounts receivables and 6.6% of average net earning assets owned for the quarter then ended. The allowance for credit losses at June 30, 2000 of $2.1 million represented 2.0% of total outstanding loans and accounts receivables (which includes retained interest in sold assets) and 2.3% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses that might result from the purchased accounts receivable and loan portfolio at June 30, 2001.

Operating expenses of $2.8 million for the three months ended June 30, 2001 increased $49,000, or 1.8%, compared with $2.8 million for the three months ended June 30, 2000. This increase resulted primarily from marketing expenses.

The increase in operating expenses, combined with the increase in the provision for credit losses and the $1.3 million decrease in income after interest expense, resulted in a $2.0 million decrease in income before income taxes.

A tax benefit of $457,000 was reported for the second quarter of 2001 compared to income taxes of $214,000 for the second quarter of 2000.

As a result of the foregoing, a net loss of $951,000 was reported for the Company for the second quarter of 2001 as compared to net income of $405,000 for the second quarter of 2000.

         Analysis of Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         The following table sets forth the results of operations and certain other data of the Company for the six months ended June 30, 2001 and 2000.

                                      Six Months Ended                 Six Months Ended
                                       June 30, 2001                    June 30, 2000
                                         (unaudited)                     (unaudited)
                                  --------------------------       -------------------------
                                                    (dollars in thousands)
Average Net Earning Assets
     Managed and Owned            $  112,900                       $  145,779
     Owned                           112,900                           90,171
Total Revenue                          9,932           100.0%          11,334          100.0%
Interest Expense                       4,438            44.7%           3,636           32.1%
Provision for Credit Losses            5,655            56.9%           1,348           11.9%
Provision for Impairment Loss          1,635            16.5%              40            0.4%
Other Income                              --              --              291            2.6%
Operating Expense                      5,614            56.5%           5,566           49.1%
Income Taxes                          (2,516)          (25.3)%            378            3.3%
                                  ----------      ----------       ----------     ----------
Net Income                            (4,895)          (49.3)%            657            5.8%
                                  ==========      ==========       ==========     ==========

Average net earning assets under management decreased 22.6% to $112.9 million for the six months ended June 30, 2001 from $145.8 million for the six months ended June 30, 2000. This decrease in managed assets generated a revenue loss of 12.4%, or $1.4 million, to $9.9 million for the six months ended June 30, 2001 compared to $11.3 million for the same period in 2000. A component of this decrease related to the elimination of servicing fees as a result of the Company's new financing structure executed in December, 2000.

Interest expense increased 22.1% to $4.4 million for the six months ended June 30, 2001 from $3.6 million for the same period of 2000. This increase resulted from the $41.7 million increase in average funded debt required to support the Company's activities, primarily the $22.7 million increase in net average earning assets owned and a $11.7 million increase in non-performing assets. The net effect of the decreased revenue and increased interest expense was a decrease of $2.2 million, or 28.6%, in income after interest expense for the six months ended June 30, 2001, compared to the same period of the prior year.

A provision for credit losses of $5.7 million was recorded for the six months ended June 30, 2001, as compared to $1.3 million for the same period of 2000. The $5.7 million provision for losses was recorded in consideration of the Company's valuation of the portfolio as of June 30, 2001. The increased provision relates primarily to deteriorating conditions during the first quarter with respect to asset-based loans to three customers. During the six months ended June 30, 2001, the Company had net charge-offs of $1.2 million compared to $1.3 million of net charge-offs for the same period of 2000. The allowance for credit losses at June 30, 2001 of $6.9 million represents 5.9% of total outstanding loans and accounts receivable and 6.1% of average net earning assets owned for the six months then ended. The Company also recorded losses on investments in other assets of $1.6 million primarily related to the charge off of the $1.2 million investment discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements herein. The losses also related to the charge off of an asset obtained through foreclosure at a value of $425,000. During the first quarter of 2001, the value of these assets deteriorated significantly, and the Company believes collectibility is doubtful at this time.

The allowance for credit losses at June 30, 2000 of $2.1 million was 2.0% of total outstanding loans and accounts receivable (which includes retained interest in sold assets) and 2.3% of average net earning assets owned for the six months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at June 30, 2001.

Operating expense of $5.6 million for the six months ended June 30, 2001 increased $48,000, or 0.9%, compared with the $5.6 million for the same period of 2000.

During the first half of 2001, the Company recorded no gain on the sale of marketable securities, compared to $291,000 for the same period of 2000. The decrease in the gain on the sale of marketable securities, combined with the increase in operating expenses and the increase in the provision for credit and impairment losses and the decrease in income after interest expenses, resulted in an 815.8% decrease in income before income tax.

As a result of the foregoing, net income of the Company for the six months ended June 30, 2001 decreased $5.6 million, or 844.5%, to a net loss of $4.9 million from net income of $657,000 for the same period in 2000.

CHANGES IN FINANCIAL CONDITION

Total assets decreased from $172.4 million at December 31, 2000 to $126.8 million at June 30, 2001. This decrease is primarily related to the $41.5 million decrease in net receivables and $5.4 million decrease in cash from December 31, 2000 to June 30, 2001 and the corresponding $35.6 million decrease in the bank line of credit from $122.5 million at December 31, 2000 to $86.9 million at June 30, 2001. Stockholders' equity decreased $6.0 million, from $23.9 million at December 31, 2000 to $17.9 million at June 30, 2001, which was primarily the net result of the net loss of $4.9 million and $1.0 million in treasury stock purchases. The Company paid no dividends on its common stock during the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 2000 with the implementation of the new financing structure. Total average net earning assets owned increased by $22.7 million, from $90.2 million during the first half of 2000 to $112.9 million for the same period in 2001. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line and pursuit of strategic acquisitions and partnerships that enable the Company to provide complete financial services to middle-market businesses.

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

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 500,000 shares (19.4% of the outstanding shares as of June 30, 2001) of the Company's common stock at the current market price. In addition, the Company entered into an agreement during 1999 to repurchase an aggregate 483,795 shares of its common stock over an 18-month period. The per share prices are fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. At June 30, 2001, the Company had repurchased 430,000 shares for an aggregate of $2,242,604 (including 55,000 shares purchased in the second quarter of 2001). The stock is being acquired from the previous shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in December, 1994. The Company also purchased 69,665 shares in the open market during the quarter ended June 30, 2001. At June 30, 2001, 995,862 shares of common stock were held in the treasury at a cost of $6.4 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the credit facility.

Future sources of liquidity to fund growth in earning assets are anticipated from the sale of earning assets, the issuance of unsecured and secured corporate debt obligations, preferred and common stock issuance, as well as from traditional bank financing.


PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

The Company is not a party to any litigation other than routine proceedings incidental to its business and the Company does not expect that these proceedings will have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on May 15, 2001. Of the 2,701,836 outstanding authorized voting shares, there were present by proxy or in person 2,624,821 shares, or 97%, of the voting shares outstanding. The following issues were presented to the stockholders for approval.

         1.       To elect three directors to serve for a term of three years;

         2. To ratify the selection by the Board of Directors of KPMG LLP as independent auditors for the fiscal year ending December 31, 2001.

For Item 1, the following votes were cast for each of the nominees proposed by the Board of the Company.

                           Shares        Shares       Shares
       Nominee           Voted For    Voted Against   Withheld  Broker Non-Votes
       -------           ---------    -------------   --------  ----------------
Thomas M. Simmons        2,595,621        -0-          29,200         -0-
Harris A. Kaffie         2,595,596        -0-          29,225         -0-
Deborah B. Wilkinson     2,599,021        -0-          25,800         -0-

For Item 2, shares voted FOR were 2,606,212 shares, 18,509 shares voted AGAINST, and 100 shares ABSTAINED.

Both items were approved pursuant to the Company's Articles of Incorporation and By-Laws.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              KBK CAPITAL CORPORATION



Date August 13, 2001                          /s/ Deborah B. Wilkinson
     ---------------                          -----------------------------
                                                  Deborah B. Wilkinson,
                                               Executive Vice President and
                                                 Chief Financial Officer