Form 10QSB
period 2001-09-30
KBK CAPITAL CORP
filed 2001-11-14
CIK 921559

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM_________ TO__________

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

YES [X]  NO [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                         2,218,507
                                     (SHARES OUTSTANDING AS OF NOVEMBER 2, 2001)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES [ ]  NO [X]

================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended September 30, 2001




                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.     FINANCIAL INFORMATION

Item 1 -    Financial Statements

            Consolidated Balance Sheets at September 30, 2001 (unaudited) and                 2
            December 31, 2000

            Consolidated Statements of Operations for the Three Months Ended                  3
            September 30, 2001 and 2000 (unaudited) and Nine Months Ended September
            30, 2001 and 2000 (unaudited)

            Consolidated Statements of Changes in Stockholders' Equity for the Year           4
            Ended December 31, 2000 and the Nine Months Ended September 30, 2001
            (unaudited)

            Consolidated Statements of Cash Flows for the Nine Months Ended September         5
            30, 2001 and 2000 (unaudited)

            Notes to Consolidated Financial Statements                                       6-8

Item 2 -    Management's Discussion and Analysis of Financial Condition and Results          9-13
            of Operations

PART II.    OTHER INFORMATION

Item 1 -    Legal Proceedings                                                                13

Item 6 -    Exhibits and Reports on Form 8-K                                                 13

            Signatures                                                                       14

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                     SEPT. 30, 2001      DEC. 31, 2000
                                                                                      (UNAUDITED)
                                                                                     -------------       -------------
                                  ASSETS

Cash                                                                                 $   4,461,211       $  12,675,230

Accounts receivable, net                                                                54,505,403          70,089,726

Loans receivable, net                                                                   73,641,266          84,219,170

Less allowance for credit losses                                                       (10,822,843)         (2,389,463)
                                                                                     -------------       -------------
         Total receivables, net                                                        117,323,826         151,919,433

Premises and equipment, net of accumulated depreciation of $4,161,946 at
         September 30, 2001 and $3,730,929 at December 31, 2000, respectively            1,321,731           1,074,454

Intangible assets, less accumulated amortization of $3,354,095 at September 30,
         2001 and $3,058,961 at December 31, 2000,
         respectively                                                                    2,404,146           2,699,280

Other investments, net                                                                          --           1,210,000

Income taxes receivable                                                                  4,180,396                  --

Other assets                                                                             2,782,795           2,850,323
                                                                                     -------------       -------------
                           Total assets                                              $ 132,474,105       $ 172,428,720
                                                                                     =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Bank line of credit                                                                  $  92,951,120       $ 122,533,454
Mandatorily redeemable preferred securities                                             16,094,554          16,056,061
Due to clients                                                                           8,740,683           8,247,564
Accounts payable and other liabilities                                                     745,637             852,262
Income taxes payable                                                                            --             750,857
Deferred revenue                                                                           140,072             106,021
                                                                                     -------------       -------------
                           Total liabilities                                           118,672,066         148,546,219

STOCKHOLDERS' EQUITY:

Preferred stock, $.10 par value.  Authorized 100,000 shares; no
         shares issued and outstanding                                                          --                  --

Common stock, $.01 par value. Authorized 10,000,000 shares; issued 3,577,485 shares and outstanding 2,383,507 at September 30, 2001 and issued
         3,577,485 shares and outstanding 2,764,404 at December 31, 2000                    35,775              35,775

Additional paid-in capital                                                              16,224,907          16,263,709
Retained earnings                                                                        4,665,159          12,991,900
Treasury stock, at cost, 1,193,978 shares at September 30, 2001
         and 813,081 shares at December 31, 2000                                        (7,123,802)         (5,408,883)
                                                                                     -------------       -------------
                           Total stockholders' equity                                   13,802,039          23,882,501
                                                                                     -------------       -------------
                           Total liabilities and stockholders' equity                $ 132,474,105       $ 172,428,720
                                                                                     =============       =============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS       THREE MONTHS      NINE MONTHS        NINE MONTHS
                                                           ENDED              ENDED            ENDED               ENDED
                                                         SEPT. 30,           SEPT. 30,        SEPT. 30,          SEPT. 30,
                                                           2001               2000              2001                2000
                                                        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                                        ------------       ------------      ------------       ------------
Earned discount income                                  $  1,905,007       $    341,420      $  6,765,680       $  1,260,014
Interest income - Loans                                    1,399,271          2,248,016         5,169,883          7,256,032
Servicing fees                                                    --          2,012,453                --          5,475,526
Other income - Fees                                          828,642            611,331         2,129,257          2,555,679
                                                        ------------       ------------      ------------       ------------
         Total revenue                                     4,132,920          5,213,220        14,064,820         16,547,251
Interest expense                                           1,588,677          1,650,447         6,026,799          5,286,076
                                                        ------------       ------------      ------------       ------------
         Income after interest expense                     2,544,243          3,562,773         8,038,021         11,261,175
Provision for credit losses                                4,500,000            550,000        10,155,104          1,898,000
Losses on investments in other assets                             --                 --         1,635,000             40,000
                                                        ------------       ------------      ------------       ------------
         Income (loss) after interest expense
            and provision for losses                      (1,955,757)         3,012,773        (3,752,083)         9,323,175
Operating expenses:
   Salaries and employee benefits                          1,551,885          1,426,891         4,669,112          4,457,063
   Amortization of intangible assets                          98,378             98,378           295,134            295,134
   Occupancy and equipment                                   335,530            353,554         1,039,014          1,125,346
   Professional fees                                          94,842            120,988           348,440            491,696
   Other                                                     690,419            555,988         2,033,445          1,752,605
                                                        ------------       ------------      ------------       ------------
         Total operating expenses                          2,771,054          2,555,799         8,385,145          8,121,844
Restructuring costs                                          388,930                 --           388,930                 --
Gain on sale of marketable securities                             --                 --                --            290,859
                                                        ------------       ------------      ------------       ------------
         Income (loss) before income taxes                (5,115,741)           456,974       (12,526,158)         1,492,190
Income tax expense (benefit):
        Federal                                           (1,739,352)           174,185        (4,181,253)           541,131
        State                                                 20,000              5,124           (53,755)            15,914
                                                        ------------       ------------      ------------       ------------
         Total income tax expense (benefit)               (1,719,352)           179,309        (4,235,008)           557,045
                                                        ------------       ------------      ------------       ------------
         Net income (loss)                              $ (3,396,389)      $    277,665      $ (8,291,150)      $    935,145
                                                        ============       ============      ============       ============

Earnings (loss) per share-basic                         $      (1.43)      $       0.10      $      (3.22)      $       0.33
                                                        ============       ============      ============       ============
Weighted-average common shares outstanding-basic           2,381,628          2,827,728         2,573,927          2,880,651
                                                        ============       ============      ============       ============
Earnings (loss) per share-diluted                       $      (1.43)      $       0.10      $      (3.22)      $       0.33
                                                        ============       ============      ============       ============
Weighted-average common shares outstanding-diluted         2,381,628          2,828,623         2,573,927          2,881,085
                                                        ============       ============      ============       ============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      YEAR ENDED DECEMBER 31, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                            Common Stock
                                  -----------------------------     Additional                                           Total
                                      Shares                         paid-in          Retained        Treasury        stockholders'
                                   Outstanding        Amount         capital          earnings          stock           equity
                                  ------------     ------------    ------------     ------------     ------------     ------------
Balance at December 31, 1999         2,985,829     $     35,775    $ 16,326,919     $ 11,833,443     $ (4,298,139)    $ 23,897,998

Purchase of stock for treasury        (237,000)              --              --               --       (1,219,360)      (1,219,360)

Issuance of common stock from
     treasury                           15,575               --              --          (79,939)         108,616           28,677

Forfeiture of stock options                 --               --         (63,210)              --               --          (63,210)

Net income                                  --               --              --        1,238,396               --        1,238,396
                                  ------------     ------------    ------------     ------------     ------------     ------------

Balance at December 31, 2000         2,764,404           35,775      16,263,709       12,991,900       (5,408,883)      23,882,501

Purchase of stock for treasury        (391,005)              --              --               --       (1,779,152)      (1,779,152)

Issuance of common stock from
     treasury                           10,108               --              --          (35,591)          64,233           28,642

Forfeiture of stock options                 --               --         (38,802)              --               --          (38,802)

Net loss                                    --               --              --       (8,291,150)              --       (8,291,150)
                                  ------------     ------------    ------------     ------------     ------------     ------------

Balance at September 30, 2001        2,383,507     $     35,775    $ 16,224,907     $  4,665,159     $ (7,123,802)    $ 13,802,039
                                  ============     ============    ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                     -------------------------------
                                                                      SEPT. 30,          SEPT. 30,
                                                                         2001              2000
                                                                     (UNAUDITED)        (UNAUDITED)
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ (8,291,150)      $    935,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                       746,911            839,110
      Accretion on mandatorily redeemable preferred securities             38,493             35,180
      Provision for credit losses                                      10,155,104          1,898,000
      Losses on investments in other assets                             1,635,000             40,000
      Decrease in accounts receivable, net                             15,145,955          4,384,557
      Net increase in retained interest in sold assets                         --         (2,567,276)
      (Increase) decrease in other assets                                (357,472)           546,072
      Increase (decrease) in due to clients                               493,119         (1,831,763)
      (Decrease) increase in accounts payable and other
        liabilities                                                      (106,625)           264,294
      Increase in interest payable for the sold assets                         --              9,238
      Increase in income taxes receivable                              (4,931,253)                --
      Increase in deferred revenue                                         34,051            190,094
                                                                     ------------       ------------
         Net cash provided by operating activities                     14,562,133          4,742,651

CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in loans receivable, net                             9,294,548          3,255,790
      Purchases of premises and equipment                                (699,054)          (116,987)
                                                                     ------------       ------------
         Net cash provided by investing activities                      8,595,494          3,138,803

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (repayments to) borrowings from the banks                   (29,582,334)       (11,000,000)
      Repurchase of common stock                                       (1,779,152)          (897,095)
      Forfeiture of stock options                                         (38,802)                --
      Issuance of common stock                                             28,642             17,319
                                                                     ------------       ------------
         Net cash used in financing activities                        (31,371,646)       (11,979,776)
                                                                     ------------       ------------
         Net decrease in cash                                          (8,214,019)        (4,098,322)
Cash at beginning of period                                            12,675,230          4,854,980
                                                                     ------------       ------------
Cash at end of period                                                $  4,461,211       $    756,658
                                                                     ============       ============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc. ("KBK"), KBK Receivables Corporation ("SPC"), KBK Capital Trust I (the "Trust"), and KBK Acceptance Company LP ("SPV"), included herein, are unaudited as of and for all periods ended September 30, 2001 and 2000. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments except restructuring charges) that are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000 and 1999 which are included in the Company's 2000 annual report.

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

3. LINE OF CREDIT. During 2000, KBK transferred all its purchased accounts receivable and loans receivable to SPV. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaced KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit that was executed in 1993. The Facility has an initial five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.15%, which was increased to 1.28% on October 30, 2001. At September 30, 2001, the outstanding indebtedness under the Facility was approximately $93 million. The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK and SPV are in compliance with the financial covenants and borrowing base limitations. There was approximately $6.4 million in available credit under this line at September 30, 2001.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,155,446 as of September 30, 2001, is being accreted over 15 years by making periodic charges to the Company's operations.

5. EARNINGS (LOSS) PER SHARE. Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share computations:

                                         Three Months Ended                    Nine Months Ended
                                            September 30,                       September 30,
                                       2001               2000              2001               2000
                                   -------------------------------      -------------------------------
Net income (loss)                  $ (3,396,389)      $    277,665      $ (8,291,150)      $    935,145
                                   ============       ============      ============       ============
Weighted average common
  shares outstanding --
  basic                               2,381,628          2,827,728         2,573,927          2,880,651
                                   ============       ============      ============       ============
Earnings (loss) per share --
  basic                            $      (1.43)      $       0.10      $      (3.22)      $       0.33
                                   ============       ============      ============       ============

Effect of dilutive securities

Assumed exercise of stock
  options and warrants                       --                895                --                434
                                   ------------       ------------      ------------       ------------
Weighted average common
  shares outstanding --
  diluted                             2,381,628          2,828,623         2,573,927          2,881,085
                                   ============       ============      ============       ============
Earnings per share - diluted       $      (1.43)      $       0.10      $      (3.22)      $       0.33
                                   ============       ============      ============       ============

For the three and nine months ended September 30, 2001, 0 and 1,787 stock options were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been antidilutive.

6. STOCKHOLDERS' EQUITY. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 1,193,978 shares of Treasury Stock at a cost of $7,123,802 as of September 30, 2001. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices were fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock was acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to the agreement, the purchase was completed during July, 2001, for an aggregate cost of $2,557,609. The Company also purchased 146,200 shares through private and open market transactions during the third quarter of 2001.

7. EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated balance sheets at fair value. Changes in such fair value are required to be recognized in operations to the extent the derivative is not effective as a hedge. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999, to be applied prospectively. However, the FASB subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which postponed initial application until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Derivative Instrument and Hedging Activities -- an amendment of FASB Statement No. 133" which amended and superceded certain provisions of SFAS No. 133. The Company experienced no impact from the adoption of these standards, as of January 1, 2001.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $2.3 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $394,000 and $295,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the detailed assessment required to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

8. RESTRUCTURING COSTS. The Company incurred $389,000 in restructuring costs related to a reorganization and centralization of its underwriting function. The Company received management and Board of Director approval for the restructuring plan (the Plan), and it was communicated to the employees during the quarter ended September 30, 2001. The Plan is specific, and the Company does not anticipate any significant changes to the Plan through the full implementation process. Costs of the Plan included closing certain offices, incurring lease penalties and employee severance pay. Management believes this reorganization will result in processing efficiencies and decreased costs in future periods.

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

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations that drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in twenty-four states and Canada and are engaged in a range of businesses, including energy-related, manufacturing, and wholesale and retail distribution.

KBK's growth strategies include increasing market penetration, extending its product line, and opportunistically pursuing strategic acquisitions and partnerships that will complement or leverage the Company's product portfolio or client relationships.

RESULTS OF OPERATIONS

        Analysis of Third Quarter 2001 Compared to Third Quarter 2000

The following table sets forth the results of operations and certain other data of the Company for the third quarter of 2001 and the third quarter of 2000.

                                            Quarter Ended             Quarter Ended
                                         September 30, 2001        September 30, 2000
                                             (unaudited)               (unaudited)
                                         -------------------------------------------------
                                                       (dollars in thousands)
Average Net Earning Assets
     Managed and Owned                       $86,386                 $141,088
     Owned                                    86,386                   79,245
Total Revenue                                  4,133      100.0%        5,213     100.0%
Interest Expense                               1,588       38.4%        1,650      31.7%
Provision for Credit Losses                    4,500      108.9%          550      10.6%
Operating Expenses                             2,771       67.1%        2,556      49.0%
Restructuring Costs                              389        9.4%            -         -
Income Taxes                                  (1,719)     (41.6)%         179       3.4%
                                         -------------------------------------------------
Net Income (Loss)                             (3,396)     (82.2)%         278       5.3%
                                         =================================================


Average net earning assets under management decreased 38.8% to $86.4 million for the quarter ended September 30, 2001 from $141.1 million for the quarter ended September 30, 2000. This decrease in managed assets resulted in a decrease in revenue of 20.7%, or $1.1 million, to $4.1 million for the quarter ended September 30, 2001 from the quarter ended September 30, 2000 total revenue of $5.2 million. A component of this decrease related to the elimination of servicing fees as a result of the Company's new financing structure executed in December, 2000.

Interest expense decreased $62,000 to $1.6 million for the third quarter of 2001 compared with $1.7 million for the third quarter of 2000. Although average funded debt increased $30.4 million during the third quarter of 2001 compared to the third quarter of 2000, the Company's average interest rate decreased 230 basis points for the same period, resulting in a net decrease in interest expense. The net effect of the decreased revenue and decreased interest expense was a $1.0 million decrease in income after interest expense for the quarter ended September 30, 2001, compared to the prior year quarter.

A provision for credit losses of $4.5 million was recorded for the third quarter of 2001, compared to $550,000 for the third quarter of 2000. The $4.5 million provision for losses was recorded in consideration of the Company's valuation of the portfolio as of September 30, 2001. The increased provision primarily reflects management's evaluation of the negative impact of the current economic environment. During the third quarter of 2001 the Company had net chargeoffs of $565,000 compared to $449,000 of net chargeoffs for the third quarter of 2000. The allowance for credit losses of $10.8 million represents 8.4% of total outstanding loans and accounts receivables at September 30, 2001 and 12.5% of average net earning assets owned for the quarter then ended. The allowance for credit losses at September 30, 2000 of $2.2 million represented 2.3% of total outstanding loans and accounts receivables (which included retained interest in sold assets) and 2.8% of average net earning assets owned for the quarter then ended. Management believes the current allowance is adequate to cover potential losses that might result from the purchased accounts receivable and loan portfolio at September 30, 2001.

Operating expenses of $2.8 million for the three months ended September 30, 2001 increased $215,300, or 8.4%, compared with $2.6 million for the three months ended September 30, 2000. This increase resulted primarily from marketing salaries and expenses. The Company also recorded restructuring costs of $389,000 primarily related to the Company's Plan to centralize its underwriting functions which were previously conducted in outlying offices. Costs of the Plan included closing certain offices, incurring lease penalties and employee severance pay. Management believes this reorganization will result in processing efficiencies and decreased costs in future periods.

The increase in operating expenses, combined with the increase in the provision for credit losses and the decrease in income after interest expense, resulted in a $5.6 million decrease in income before income taxes.

A tax benefit of $1.7 million was recorded for the third quarter of 2001 compared to income tax expense of $179,300 for the third quarter of 2000.

As a result of the foregoing, a net loss of $3.4 million was reported for the Company for the third quarter of 2001 as compared to net income of $277,700 for the third quarter of 2000.

        Analysis of Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

        The following table sets forth the results of operations and certain other data of the Company for the nine months ended September 30, 2001 and 2000.

                                      Nine Months Ended                 Nine Months Ended
                                      September 30, 2001                September 30, 2000
                                         (unaudited)                       (unaudited)
                                      ----------------------------------------------------------
                                                         (dollars in thousands)
Average Net Earning Assets
     Managed and Owned                  $ 103,965                         $144,204
     Owned                                103,965                           86,502
Total Revenue                              14,065   100.0%                  16,547    100.0%
Interest Expense                            6,027    42.8%                   5,286     31.9%
Provision for Credit Losses                10,155    72.2%                   1,898     11.5%
Losses on Investments in Other Assets       1,635    11.6%                      40       .2%
Other Income                                    -        -                     291      1.8%
Operating Expenses                          8,385    59.6%                   8,122     49.1%
Restructuring Costs                           389     2.8%                       -         -
Income Taxes                               (4,235) (30.1)%                     557      3.4%
                                      ----------------------------------------------------------
Net Income                                 (8,291) (58.9)%                     935      5.7%
                                      ==========================================================

Average net earning assets under management decreased 27.9% to $104.0 million for the nine months ended September 30, 2001 from $144.2 million for the nine months ended September 30, 2000. This decrease in managed assets generated a revenue loss of 15.0%, or $2.5 million, to $14.1 million for the nine months ended September 30, 2001 compared to $16.5 million for the same period in 2000. A component of this decrease related to the elimination of servicing fees as a result of the Company's new financing structure executed in December, 2000.

Interest expense increased 14.0% to $6.0 million for the nine months ended September 30, 2001 from $5.3 million for the same period of 2000. An increase resulted from the $37.9 million increase in average funded debt required to support the Company's activities, primarily the $17.5 million increase in net average earning assets owned and $11.9 million increase in average non-performing assets. This increase in interest expense was partially offset by the significant decrease in market interest rates during 2001 compared to the same period in 2000. The net effect of the decreased revenue and increased interest expense was a decrease of $3.2 million, or 28.6%, in income after interest expense for the nine months ended September 30, 2001, compared to the same period of the prior year.

A provision for credit losses of $10.2 million was recorded for the nine months ended September 30, 2001, as compared to $1.9 million for the same period of 2000. The $10.2 million provision for losses was recorded in consideration of the Company's valuation of the portfolio as of September 30, 2001. The increased provision relates primarily to deteriorating economic conditions during 2001. During the nine months ended September 30, 2001, the Company had net charge-offs of $1.7 million and $1.7 million of net charge-offs for the same period of 2000. The allowance for credit losses at September 30, 2001 of $10.8 million represents 8.4% of total outstanding loans and accounts receivable at September 30, 2001 and 10.4% of average net earning assets owned for the nine months then ended. Losses on investments in other assets of $1.6 million primarily related to the charge off of the $1.2 million investment discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements herein. The losses also related to the charge off of an asset obtained through foreclosure at a value of $425,000. The allowance for credit losses at September 30, 2000 of $2.2 million was 2.3% of total outstanding loans and accounts receivable (which included retained interest in sold assets) and 2.5% of average net earning assets owned for the nine months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at September 30, 2001.

Operating expense of $8.4 million for the nine months ended September 30, 2001 increased $263,300, or 3.2%, compared with the $8.1 million for the same period of 2000. This increase resulted primarily from increased marketing salaries and expenses. The Company also recorded restructuring costs of $389,000 primarily related to the Company's Plan to centralize its underwriting functions which were previously conducted in outlying offices. Costs of the Plan included closing certain offices, incurring lease penalties and employee severance pay. Management believes this reorganization will result in processing efficiencies and decreased costs in future periods.

During the first nine months of 2001, the Company recorded no gain on the sale of marketable securities, compared to $291,000 for the same period of 2000. The decrease in the gain on the sale of marketable securities, combined with the increase in operating expenses, the increase in the provision for credit and impairment losses and the decrease in income after interest expenses, resulted in an 939.4% decrease in income before income tax.

A tax benefit of $4.2 million was recorded for the nine months ended September 30, 2001 compared to income tax expense of $557,000 for the prior year period.

As a result of the foregoing, net income of the Company for the nine months ended September 30, 2001 decreased $9.2 million, or 986.7%, to a net loss of $8.3 million from net income of $935,100 for the same period in 2000.

CHANGES IN FINANCIAL CONDITION

Total assets decreased from $172.4 million at December 31, 2000 to $132.5 million at September 30, 2001. This decrease is primarily related to the $34.6 million decrease in total net receivables and the $8.2 million decrease in cash from December 31, 2000 to September 30, 2001 and the corresponding $29.6 million decrease in the bank line of credit from $122.5 million at December 31, 2000 to $93.0 million at September 30, 2001. Stockholders' equity decreased $10.1 million, from $23.9 million at December 31, 2000 to $13.8 million at September 30, 2001, which was primarily the net result of the net loss of $8.3 million and treasury stock purchases totaling $1.7 million during the nine months ended September 30, 2001. The Company paid no dividends on its common stock during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 2000 with the implementation of the new financing structure. Total average net earning assets under management decreased by $40.2 million, from $144.2 million during the first nine months of 2000 to $104.0 million for the same period in 2001. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line and pursuit of strategic acquisitions and partnerships that enable the Company to provide complete financial services to middle-market businesses.

KBK's financing is provided through a $350 million revolving facility. The facility has an initial five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.15%, which was increased to 1.28% on October 30, 2001. Prior to execution of this Facility, KBK maintained a $72,875,000 multi-bank line of credit. Borrowings under the previous credit facility accrued interest at the agent bank's prime rate or applicable LIBOR plus 1.75%.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 1,500,000 shares (41.9% of the issued shares as of September 30, 2001) of the Company's common stock at the current market price. In addition, the Company entered into an agreement during 1999 to repurchase an aggregate 483,795 shares of its common stock over an 18-month period. The per share prices were fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock was acquired from the previous shareholders of Coastal Financial Resources, Inc., which was acquired by the Company in December, 1994. During the third quarter of 2001, the Company completed the purchase totaling 483,795 shares of its common stock. The Company also purchased 146,200 shares through private and open market transactions during the third quarter of 2001. At September 30, 2001, 1,193,978 shares of common stock were held in the treasury at a cost of $7.1 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the credit facility.

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

                                              KBK CAPITAL CORPORATION



Date    November 14, 2001                   /s/  Deborah B. Wilkinson
        -----------------            -------------------------------------------
                                                Deborah B. Wilkinson,
                                      Executive Vice President, Chief Financial
                                                Officer, Secretary