Form 10KSB
period 2001-12-31
KBK CAPITAL CORP
filed 2002-04-01
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 258-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------           -----------------------------------------
  COMMON STOCK, $.01 PAR VALUE   AMERICAN STOCK EXCHANGE, PACIFIC STOCK EXCHANGE
9.50% TRUST PREFERRED SECURITIES             AMERICAN STOCK EXCHANGE


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

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $18,042,647
                                                    -----------

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON MARCH 20, 2002, AS REPORTED ON THE AMERICAN STOCK EXCHANGE, WAS APPROXIMATELY $1,770,616. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 10% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

AS OF MARCH 20, 2002 THE REGISTRANT HAD OUTSTANDING 2,179,237 SHARES OF COMMON STOCK.

                       DOCUMENT INCORPORATED BY REFERENCE

      PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2001
          ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 15, 2002, ARE
                      INCORPORATED BY REFERENCE PART III.

                                      INDEX


                                                                             PAGE NUMBER
ITEM 1.  DESCRIPTION OF BUSINESS                                                 3

         PRODUCTS AND MARKETS                                                    3
         SEGMENTS                                                                4
         CLIENTS                                                                 4
         ACCOUNT DEBTORS                                                         5
         COMPETITION                                                             6
         GOVERNMENT REGULATION                                                   6
         EMPLOYEES                                                               6

ITEM 2.  DESCRIPTION OF PROPERTY                                                 7

ITEM 3.  LEGAL PROCEEDINGS                                                       7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     7

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                               8

ITEM 7.  FINANCIAL STATEMENTS                                                   14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                               28

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                      28

ITEM 10. EXECUTIVE COMPENSATION                                                 28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT         28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                       29

         (a) EXHIBITS                                                           29
         (b) REPORTS ON FORM 8-K                                                30

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


ITEM 1.  DESCRIPTION OF BUSINESS

         KBK Capital Corporation (the "Company") was incorporated in Delaware in 1992 to acquire its wholly owned subsidiary, KBK Financial, Inc. ("KBK"), a commercial financial institution. KBK, in operation since 1962, is principally engaged in providing financing to middle-market businesses through loans secured by accounts receivable, inventory, equipment, owner-occupied real estate or other assets of the borrower and through the discounted purchase of accounts receivable. KBK or its predecessors have been engaged in the purchase of accounts receivable for over thirty-nine years. During 2000, KBK closed a transaction to sell its entire portfolio of purchased receivables and loans to KBK Acceptance Company LP ("SPV"), a wholly-owned, consolidated subsidiary, also known as a special purpose vehicle. Under this structure, SPV pledges this portfolio of receivables and loans to a multi-user conduit, which is sponsored by a bank, to obtain the funds to purchase the assets from KBK.

         In 1993, KBK expanded the then-existing Houston, Texas marketing office and established corporate, regional and national marketing headquarters in Fort Worth, Texas. Through the acquisition of Coastal Financial Resources, Inc. ("Coastal") in December of 1994, a marketing office was established in New Orleans, Louisiana, giving expanded market coverage across the Gulf Coast. In addition, the Company established offices in Los Angeles, California in 1996 and St. Louis, Missouri in 1998. The Company's Louisiana office was combined into the Houston office during 2001.

         The Company's plan for continued growth in 2002 is based primarily on growth in earning assets from the markets currently served. Another element of the Company's growth plan is the introduction of new products and services. The Company's strategy also includes the pursuit of opportunistic acquisitions and formation of key partnerships.

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

Clients

         The Company's client portfolio of purchased receivables totaled 161 clients in twenty-five states and Canada during 2001 compared to 199 clients in twenty-three states during 2000. As of December 31, 2001, no client exceeded 5% of total receivables. The Company requires Board of Directors' approval of any client facility (loan and/or working capital facility) in excess of $5,000,000 of committed funds.

         The Company's general policy has been to limit its exposure in a single client to an amount which does not exceed the greater of the Company's allowance for credit losses ($8.5 million at December 31, 2001, and $2.4 million at December 31, 2000) or 15% of KBK's primary capital ($5.6 million at December 31, 2001 and $6.4 million at December 31, 2000). Based on facts and circumstances, exceptions are made to this policy, with Board of Directors' approval, and there can be no assurance that the Company's exposure to a particular client at any time will not exceed such limits. At December 31, 2001, there were no clients which exceeded this limitation. At December 31, 2000, there was one client which exceeded this limitation, with a balance of $6.9 million, or 28.9% of the Company's net worth.

         The following table indicates the composition of the Company's total volume of purchased receivables under management by type of client business for the year ended December 31, 2001, as well as outstanding receivables under management by type of client business at December 31, 2001, and December 31, 2000, and the related percentages thereon. The Company purchased $590.3 million of receivables in 2001, a $146.5 million decrease from the $736.8 million purchased in 2000.



                                                                     Gross Purchased                   Gross Purchased
                                      Total Volume                     Receivables                       Receivables
                                     of Receivables       Percent    Under Management      Percent    Under Management     Percent
                                     Under Management        of       Outstanding at         of        Outstanding at        of
Business of Client (Receivables)    Purchased in 2001      Total     December 31, 2001      Total     December 31, 2000     Total
--------------------------------  ----------------------  -------  ----------------------  -------  ---------------------- -------
                                  (dollars in thousands)           (dollars in thousands)           (dollars in thousands)
Manufacturing                          $219,129             37.1%        $ 22,780            35.1%        $ 21,756          31.0%
Services                                 64,690             11.0           13,571            20.9            8,043          11.5
Wholesale and Retail Sales               81,000             13.7           11,469            17.7            5,664           8.1
Agriculture                              11,489              2.0              840             1.3            2,793           4.0
Engineering and Construction             26,688              4.5            1,613             2.5            3,095           4.4
Transportation                           15,290              2.6            1,401             2.1              936           1.3
Energy Related                            6,202              1.0            1,438             2.2              191           0.3
Other                                        --               --              407             0.6              364           0.5
Pool Purchases*                         165,840             28.1           11,463            17.6           27,248          38.9
                                       --------           ------         --------          ------         --------        ------
      Total                            $590,328            100.0%        $ 64,982           100.0%        $ 70,090         100.0%
                                       ========           ======         ========          ======         ========        ======

----------

* Pool purchases are not recorded as individual invoice purchases but as a collection of invoices which have been purchased and recorded as the aggregate sum of receivables purchased.

         The following table indicates the composition of the Company's loan balances under management by type of client business for the years ended December 31, 2001 and 2000, and the related percentages thereon. The Company's outstanding loan balance as of December 31, 2001 was $53.0 million, a $31.2 million decrease from the $84.2 million balance at December 31, 2000.


                                 Loan Balance            Percent             Loan Balance            Percent
                               Outstanding as of            of              Outstanding at             of
Business of Client (Loans)     December 31, 2001          Total            December 31, 2000          Total
--------------------------   ---------------------       -------         ---------------------       ------
                             (dollars in thousands)                      (dollars in thousands)
Manufacturing                       $19,276               36.4%                  $32,558               38.7%
Wholesale and Retail Sales           11,122               21.0                    19,484               23.1
Services                              9,836               18.6                     8,744               10.4
Transportation                        4,798                9.1                    13,703               16.3
Energy Related                        4,579                8.6                     3,656                4.3
Engineering and Construction          2,386                4.5                     2,555                3.0
Agriculture                             561                1.0                     2,050                2.4
Other                                   425                0.8                     1,469                1.8
                                    -------              -----                     -----            -------
      Total                         $52,983              100.0%                  $84,219              100.0%
                                    =======              =====                   =======              ======

Account Debtors

         During 2001 and 2000, the accounts receivable under management underlying the Company's portfolio represented 7,720 and 6,089 different debtor entities, respectively. The most significant concentration in 2001 and 2000 was debtors in the wholesale and retail sales industry. This category of debtors made up 26.7% of the total balance of purchased receivables under management outstanding at December 31, 2001, as compared to 20.0% at December 31, 2000. Due to the diversity of products in this industry, management does not feel this level of industry concentration is a significant negative concentration.


                                                            Gross Purchased
                           Total Volume                    Receivables Under                    Gross Purchased
                           Of Receivables                     Management                       Receivables Under
                          Under Management    Percent of    Outstanding at     Percent of  Management Outstanding at   Percent of
  Account Debtors         Purchased in 2001      Total     December 31, 2001      Total        December 31, 2000          Total
--------------------      -----------------   ----------   -----------------   ----------  -------------------------   -----------
                       (dollars in thousands)            (dollars in thousands)             (dollars in thousands)
Wholesale and Retail
  Sales                     $  131,300           22.3%      $   17,378              26.7%        $   14,008                  20.0%
Transportation                  73,167           12.4            5,761               8.9              5,351                   7.6
Federal, State Local
  Govt                          60,392           10.2            2,599               4.0              4,189                   6.0
Manufacturing                   58,697            9.9            9,537              14.7              7,320                  10.5
Services                        57,636            9.8           13,918              21.4              3,865                   5.5
Energy Related                  21,441            3.6            2,513               3.9              2,122                   3.0
Engineering and
  Construction                  17,129            2.9            1,082               1.7              3,938                   5.6
Agriculture                      4,726            0.8              324               0.5              1,470                   2.1
Other                               --             --              407               0.6                579                   0.8
Pool Purchases*                165,840           28.1           11,463              17.6             27,248                  38.9
                            ----------         ------       ----------            ------         ----------                ------
        Totals              $  590,328          100.0%      $   64,982             100.0%        $   70,090                 100.0%
                            ==========         ======       ==========            ======         ==========                ======

* Pool purchases are not recorded as individual invoice purchases but as a collection of invoices, which have been purchased and recorded as the aggregate sum of receivables purchased.

         During 2001, one individual account debtor's total receivables purchased by the Company reached 5.5% of the total volume of receivables purchased during the year. During 2000, one individual account debtor's total receivables purchased by the Company reached 7.9% of the total volume of receivables purchased during such year. Due to the constantly changing nature of the Company's clients and the changing volume and nature of receivables that clients may offer the Company for purchase, the receivables purchased from the Company's clients may result in the Company holding receivables from one account debtor which constitute 5% to 10% of outstanding receivables then held by the Company. There may also be times when a related group of debtors exceed such levels of concentration. These concentrations are in excess of the Company's allowance for credit losses and can be a significant percentage of the Company's net worth. This account debtor concentration exposes the Company to credit risk with respect to particular account debtors which could have a material negative effect on the Company's operations. Although specific exposure limits are set for each account, which at any time does not generally exceed 20% of the Company's net worth, exceptions are regularly made to this policy, and there can be no assurance that the Company's exposure to a particular account debtor (or group of affiliated account debtors) will not at any time exceed such percentage.

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

         The Company's competitors include BayView Financial, Capital Business Credit, a subsidiary of Union Planters Bank, Coast Business Credit, GE Capital Commercial Credit, TYCO International, Inc., and Wells Fargo Business Credit.

Government Regulation

         Federal Assignment of Claims Act. In connection with certain of its clients whose account debtors include the United States or departments or agencies thereof (the "Federal Government"), certain receivables sold or pledged to the Company are subject to the Federal Assignment of Claims Act ("FACA"). FACA provides that an assignment of a client's contractual claim for monies due from the Federal Government will be enforceable against the Federal Government by a third party assignee of such client only under limited circumstances. Certain aspects of the Company's purchased or pledged receivables make compliance with FACA impractical or impossible, or make the protections afforded by FACA unavailable to the Company. As a result, the Company does not always comply with FACA when it purchases or receives a pledge of receivables where the Federal Government is the account debtor, causing all assignments of receivables purchased by the Company to which the Federal Government is the account debtor to be unenforceable by the Company as regards the Federal Government. Such failure to comply with FACA has no effect on the validity of assignment or pledge among the Company, the client and third parties other than the Federal Government. Non-compliance with FACA causes the Company to lose any right it may have to receive payments directly from the Federal Government or cause the Federal Government to acknowledge the Company's claim in such receivables. However, FACA does not limit the Company's ability to require its clients to direct payments made by the Federal Government to a lockbox controlled by the Company. The Federal Government also has significant rights of setoff in connection with its contractual payments. Typically, the Company can protect itself from certain rights of setoff by account debtors, either by pursuing its rights against clients for breach of representation regarding the absence of setoffs with respect to purchased receivables, or sending the account debtors a notice of assignment pursuant to the Uniform Commercial Code. In cases where the Federal Government is the account debtor, an assignee must comply with FACA in order to protect itself from such setoffs, thus the Company is unable to avail itself of such protection (other than by pursuing its rights against clients for breach of representations). The Federal Government has broad setoff rights, including setoffs for unpaid taxes and setoffs arising from other contracts between the client and the Federal Government. During 2001 and 2000, respectively, the Federal Government comprised 4.1% and 10.3% of the account debtors for the Company's total volume of purchased receivables under management. The Company has not experienced a disproportionate dilution rate with respect to such receivables compared to other of the Company's receivables.

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

Employees

         The Company had 73 full-time employees at December 31, 2001, of whom five were employed in executive and administrative positions and 9 were employed in marketing. None of the Company's employees are a party to any collective bargaining agreement, and the Company considers its relations with employees to be satisfactory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange and the Pacific Stock Exchange. At March 20, 2002 there were 117 holders of record of the Company's common stock. The Company has not paid or declared dividends on its common stock during the two most recent fiscal years and does not currently intend to pay cash dividends on its common stock in the foreseeable future. The following table provides market data for the Company's common stock based on closing prices:


PER SHARE MARKET DATA



                                      2001                        2000
                                      ----                        ----
         QUARTER                High          Low           High          Low
         -------                ----          ----          ----          ----
         First                $  5.90       $  3.00       $  4.50       $  3.38

         Second                  5.00          3.60          4.38          3.25

         Third                   3.80          2.70          4.38          4.00

         Fourth                  2.70          1.60          4.13          3.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary presents management's discussion and analysis of the Company's consolidated financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed below. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements. This review should be read in conjunction with information provided in the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this report.

OVERVIEW

The Company, through its wholly-owned, consolidated subsidiaries, KBK Financial, Inc. ("KBK"), KBK Capital Trust I (the "Trust"), and KBK Acceptance Company LP ("SPV"), is an independent financial services company that provides a broad line of financial products and services to middle market commercial businesses with credit needs of less than $10 million. KBK was founded in 1962 as a factoring company for energy-related receivables in Texas. Factoring has served as the cornerstone of KBK's growth. In 1995, KBK began introducing new products in an effort to expand its client base and to meet the needs of its existing clients as their credit quality improves. These products include purchase revolvers, working capital loans, term loans and mezzanine loans.

KBK's client base consists primarily of businesses with annual revenues ranging from $1 million to $50 million. The Company's clients typically have rapidly expanding operations that drive their need for capital. KBK strives to provide fast, flexible and creative solutions that are tailored to meet these needs. This approach has provided KBK with a strong reputation in the middle market and a well-diversified client base. The Company's clients are located in twenty-five states and Canada and are engaged in a range of businesses, including energy-related, manufacturing, and wholesale and retail distribution.

The Company's factoring facilities generally involve an on-going or revolving agreement to purchase eligible new receivables. Factoring involves the Company's purchase and the clients' true sale of accounts receivable, which usually are individually ledgered, invoice-by-invoice, on the Company's books. The Company offers a full range of factoring products and services, including notification, non-notification, verification, non-verification and non-recourse factoring as well as several other hybrid variations. The obligors or "debtors" of the factored receivables typically represent large, financially strong businesses, many of which are ranked in Fortune Magazine's Fortune 1000 list. As of December 31, 2001, KBK's portfolio of owned and managed receivables purchased under factoring facilities totaled $53.1 million. The Company's yield on its factoring portfolio was 22.4% in 2001 and 23.8% in 2000.

In addition to factoring or purchasing accounts receivable on a specific "invoice-by-invoice" ledgered basis, the Company also purchases accounts receivable as a revolving "pool." Under this arrangement, the client sells all receivables, and when they are generated by the client, KBK makes periodic advances upon request by the client, in aggregate amounts up to the client's maximum availability limit. As of December 31, 2001, KBK's portfolio of owned and managed purchased revolvers totaled $11.5 million. The Company's yield on purchased revolvers was 11.1% in 2001 and 12.7% in 2000.

KBK's commercial loan portfolio includes working capital and term loan facilities that are typically secured by a first lien on accounts receivable, inventory, equipment, owner-occupied real estate or other assets. The working capital lines of credit have maturities of up to two years, while term loans are structured with monthly payments and maturities, which typically range from one to five years. Most of the Company's commercial loan products are priced on a floating rate basis over the Company's announced base rate. During 2001 and 2000, the Company's yield on its commercial loan portfolio was 10.9% and 12.7%, respectively.

The Company's mezzanine loan product, which was introduced in 1998, offers an attractive financing alternative for customers whose growth has outpaced their borrowing capacity from senior debt sources. The Company's strategy with respect to mezzanine loans is to extend the duration of its current relationships and offer the Company's traditional products to new customers. KBK's mezzanine financings typically have fixed interest rates as well as warrants to acquire equity in the borrower. As of December 31, 2001 the Company had outstanding mezzanine loans for an aggregate investment of $6.8 million.

In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase a total of 500,000 shares of the Company's common stock. During 1999, the Company repurchased from a former director warrants to purchase 160,000 shares. The remaining 340,000 warrants are exercisable at $5 per share, with 160,000 expiring on February 25, 2002 and 180,000 expiring on February 25, 2005.

Pursuant to the Stock Repurchase Plan initiated in 1995, the Company holds 1,400,839 shares of Treasury Stock at a cost of $7,712,094, as of December 31, 2001. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices were fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock was acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to the agreement, the purchase was completed during 2001 for an aggregate cost of $2,557,609.

During 2000, KBK transferred all of its purchased receivables and loan receivables to SPV on a non-recourse basis. Under this structure (the "Facility"), SPV pledges these receivables to a multi-user conduit sponsored by a bank. This revolving Facility replaced KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit which was executed in 1993. The Facility initially carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the conduit's commercial paper rate plus 1.28%. At December 31, 2001, the outstanding indebtedness under the Facility was $95,416,050 (at a weighted average interest rate of 3.62%). The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations and there was approximately $547,000 in available credit under this line at December 31, 2001. At December 31, 2000, the outstanding indebtedness under the Facility was $122,533,454 (at a weighted average interest rate of 7.93%). KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $25.3 million in available credit under the line at December 31, 2000.

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

         Pursue Strategic Acquisitions and Partnerships. Also important to the Company's strategy is the pursuit of opportunistic acquisitions and formation of key partnerships. The Company focuses on acquisition candidates that can expand KBK's origination capabilities, product line, cross-selling potential and market penetration, as well as those which add to its asset base. Given current conditions in the specialty finance market, the Company's management continually evaluates potential acquisition opportunities. Accordingly, at any particular time, the Company may be involved in negotiations (at various stages) to acquire other companies.

         KBK will continue to explore partnerships that complement or leverage the Company's product portfolio or client relationships. During the past several years, KBK has formed a number of important partnerships. For example, KBK currently offers equipment lease financing through third party equipment leasing companies. KBK also originates real estate loans to its clients and may participate or sell such loans to an unaffiliated real estate lender. KBK collects an origination or placement fee from its client or the third party.

RESULTS OF OPERATIONS ANALYSIS
2001 COMPARED TO 2000


                                             YEAR ENDED                                  YEAR ENDED
                                          DECEMBER 31, 2001                          DECEMBER 31, 2000
                                          ------------------------------------------------------------
                                                               (dollars in thousands)
Average Net Earning Assets
  Managed and Owned                       $ 107,840                          $ 142,247
  Owned                                   $ 107,840                          $  85,191

Total revenue                             $  18,042              100%        $  22,348             100%
Interest expense                              7,469               41             7,049              32
Provision for credit losses                  10,470               58             2,773              12
Losses on other loan-related assets           1,635                9                40              --
Restructuring costs                             389                2                --              --
Gain on sale of other assets                     --               --               291               1
Operating expenses                           11,497               64            10,726              48
Income taxes                                 (4,482)             (25)              813               3
                                          ---------             ----         ---------             ---
Net income (loss)                         $  (8,936)             (49)%       $   1,238               6%
                                          =========             ====         =========             ===

Average net earning assets owned increased 26.6% to $107.8 million for the year ended December 31, 2001, from $85.2 million for the year ended December 31, 2000. Although assets increased significantly, revenue decreased 19.3%, or $4.3 million, for the year ended December 31, 2001, from year ended December 31, 2000, in which the Company reported total revenue of $22.3 million. The decreased revenue results primarily from declining market rates during 2001 as the Company's discount and interest rates vary with prime rate, which averaged 6.91% in 2001 compared to 9.24% in 2000.

Interest expense increased 6.0% to $7.5 million for the year ended December 31, 2001, compared to $7.0 million for the year ended December 31, 2000. This increase resulted primarily from the $41.1 million increase in average funded debt required to fund the $22.6 million increase in net average earning assets owned, the $12.0 million increase in nonperforming assets and the $1.5 million cost of treasury stock purchases. The interest expense increase related to the increased borrowing was largely offset by the decreasing interest rates during 2001. The net effect of the $4.3 million decrease in revenue and the $420,000 increase in interest expense resulted in a $4.7 million decrease in income after interest expense for the year ended December 31, 2001 compared to the year ended December 31, 2000.

The provision for credit losses was $10.5 million for 2001 compared to $2.8 million for 2000, representing a 277.6% increase. The Company experienced significant deterioration in its loan portfolio due in part to the sluggish economy. Several large loans became nonperforming during the year and the Company was forced to liquidate the collateral pledged against these loans. The valuation of these loans and other loan-related assets resulted in the significant increases to the loss provision during 2001. Also related to these liquidations, the Company recorded other loan-related assets of $6.9 million which represents the Company's valuation of a Boeing jet which was foreclosed during the year and owned by the Company as of December 31, 2001. Based upon the review and valuation of its portfolio, the Company believes that the allowance for credit losses is adequate at year-end 2001.

During 2001, the Company had charge-offs of $4.6 million while recovering $203,000. Net charge-offs for 2001 of $4.4 million and a provision of $10.5 million for 2001 resulted in an allowance for credit losses of $8.5 million, or 7.2% of gross receivables outstanding as of December 31, 2001 (7.9% of average owned receivables outstanding during 2001).

In addition, during 2001 the Company recorded losses of $1.6 million, related primarily to the chargeoff of the Company's ownership interest in a business enterprise which was dissolved during 2001. The ownership interest resulted from a settlement related to fraudulent invoices purchased by the Company during 1998. As of December 31, 2000, the Company estimated this investment's net fair value as $1.2 million, and this balance was charged off during 2001 following the dissolution of the entity. The Company also charged off $425,000 related to the carrying value of a patent which the Company had foreclosed during 1999. Although the rights to the patent were sold during 1999 with an initial payment received by the Company, the buyer subsequently repudiated the contract; and as a result during 2001, the Company deemed the patent to be worthless.

During 2000, the Company had charge-offs of $2.6 million while recovering $180,000, resulting in net charge-offs of $2.4 million. The Company's 2000 provision for credit losses of $2.8 million brought the allowance for credit losses to $2.4 million, or 1.5% of gross receivables outstanding as of December 31, 2000 (2.8% of average owned receivables outstanding during 2000).

Operating expenses increased $771,000, or 7.2%, to $11.5 million, or 63.7% of total revenue for 2001 compared with $10.7 million, or 48.0% of total revenue for 2000. This increase was primarily a result of increased salaries and benefits and other employment expenses of $440,000, related to increases in marketing staff in 2001. In addition, other expenses increased $502,000, resulting primarily from marketing costs related to a direct advertising campaign.

The decreased income after interest expense, combined with increased operating expenses, and the provision for losses, resulted in a $15.5 million decrease in income before income taxes compared to the prior year. The Company recorded an income tax benefit of $4.5 million compared to income tax expense of $813,000 for the prior year.

As a result of the above, net loss of the Company for 2001 totaled $8.9 million compared to net income of $1.2 million for 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase proportionately to the increase in earning assets. The method of funding the portfolio changed significantly during 2000 with the implementation of the Facility. Total average net earning assets owned increased by $22.6 million, from $85.2 million in 2000 to $107.8 million in 2001. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line, expansion of market presence, and pursuit of strategic partnerships which enable the Company to provide complete financial services to middle-market businesses.

As discussed in the overview, KBK's financing is provided through a $350 million revolving Facility. The Facility currently carries a commitment of $200 million, expiring in December 2005, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. Continued availability of funds from the Facility depends upon the Company's continued compliance with its loan covenants. At December 31, 2001, KBK and SPV were in compliance with all of the Facility covenants.

The Company has not paid dividends on its common stock and currently does not intend to pay cash dividends; rather, it intends to retain its cash for the continued expansion of its business and the continuation of the stock repurchase program initiated in November 1995.

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 1,500,000 shares (41.9% of the issued shares at year end 2001) of the Company's common stock at the current market price. At December 31, 2001 and 2000, 1,400,839 and 813,081 shares of common stock were held in the treasury at a cost of $7.7 million and $5.4 million, respectively. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing advances under credit facilities.

The $36.3 million decrease in outstanding loans and accounts receivable purchased, combined with the $5.7 million increase in other investments as of December 31, 2001, resulted in a $27.1 million decrease in the balance outstanding under the Facility.

The Company expended $1,037,558 and $174,000 on premises and equipment in 2001 and 2000, respectively, principally in connection with upgrades to its management information systems, computer equipment, office furniture and equipment, and leasehold improvements. The Company funded such expenditures from internally generated funds or advances under the credit facility. The Company plans to continue enhancements of its management information systems for providing tracking and supporting new products.

CHANGES IN FINANCIAL CONDITION

Total assets decreased 21.4% to $135.6 million as of December 31, 2001. This decrease is primarily related to the run-off and liquidation of the loan portfolio during 2001. The portfolio decrease resulted in a $27.1 million decrease in the outstanding balance under the Facility. The Company's allowance for credit losses was $8.5 million on December 31, 2001, 7.2% of gross outstanding accounts receivable, or 7.9% of average owned receivables outstanding, during 2001. At year-end 2000, the allowance for credit losses was $2.4 million, 1.5% of gross outstanding accounts receivable, or 2.8% of average owned receivables outstanding, during 2000. Management believes that the Company's allowance for credit losses is adequate as of December 31, 2001 and 2000.

CRITICAL ACCOUNTING POLICIES

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in footnote 1 of the consolidated financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Management analyzes the total receivables portfolio and other loan-related assets to determine the adequacy of the allowance for credit losses and the carrying value of other loan-related assets and the appropriate provision required to maintain an adequate allowance. Estimating the allowance for credit losses is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risks of the assets in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific allowance is provided for individual loans considered to have specific loss potential. In addition, the Asset Quality Committee of the Board of Directors reviews the assessments of management in determining the adequacy of the Company's allowance for credit losses on a quarterly basis. Based on this review, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the portfolio. The same process is applied for evaluation of the carrying value of other loan-related assets as is applied for estimating the allowance for credit losses. While management uses available information to recognize losses on assets, there can be no assurance that future additions to the allowance will not be necessary.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents contractual cash obligations of the Company as of December 31, 2001 (dollars in thousands):



                                                                            Payments due by Period
                                                  -------------------------------------------------------------------------
                                                                  Less than        One to          Four to          After
Contractual Cash Obligations                        Total         One Year       Three Years     Five Years      Five Years
----------------------------                      ---------       ---------      -----------     ----------      ----------
Bank Line of Credit                               $  95,416       $      --       $      --       $  95,416       $      --
Mandatorily Redeemable Preferred Securities          17,250              --              --              --          17,250
Operating Leases                                      1,087             702             337              48              --
                                                  ---------       ---------       ---------       ---------       ---------
     Total Contractual Cash Obligations           $ 113,753       $     702       $     337       $  95,464       $  17,250
                                                  =========       =========       =========       =========       =========

The following table presents contractual commercial commitments of the Company as of December 31, 2001 (dollars in thousands):



                                                 Amount of Commitment Expiration Per Period
                                      ------------------------------------------------------------------
                                       Unfunded       Less than       One to      Four to       After
Commercial Commitments                Commitments     One Year     Three Years  Five Years    Five Years
----------------------                -----------     --------     -----------  ----------    ----------
Lines of Credit                         $39,110       $14,862       $23,078       $ 1,170       $    --
Standby Letters of Credit                   485           485            --            --            --
                                        -------       -------       -------       -------       -------
     Total Commercial Commitments       $39,595       $15,347       $23,078       $ 1,170       $    --
                                        =======       =======       =======       =======       =======


EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated balance sheets at fair value. Changes in such fair value are required to be recognized in operations to the extent the derivative is not effective as a hedge. SFAS No. 133 was effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. However, the FASB had subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postponed initial application until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Derivative Instrument and Hedging Activities - an amendment of FASB Statement No. 133" which amended and superceded certain provisions of SFAS No. 133. The Company experienced no impact from the adoption of these standards as of January 1, 2001.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of SFAS No. 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and was effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral were effective for fiscal years ending after December 15, 2000 or fiscal 2000 for the Company. Adoption of this standard had no impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142. "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

The Company adopted SFAS No. 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $2.3 million which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $394,000 for each of the years ended December 31, 2001 and 2000. Because of the detailed assessment required to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Years Ended December 31,
                                                                     --------------------------------
                                                                         2001               2000
                                                                     ------------        ------------
Earned discount income                                               $  9,106,986        $  1,574,948
Interest income - Loans                                                 6,305,261           9,186,680
Servicing fees (note 3)                                                        --           7,889,326
Other income - Fees                                                     2,630,400           3,696,971
                                                                     ------------        ------------
      Total revenue                                                    18,042,647          22,347,925
Interest expense (notes 7 and 8)                                        7,468,830           7,049,234
                                                                     ------------        ------------
      Income after interest expense                                    10,573,817          15,298,691
Provision for credit losses (note 5)                                   10,470,104           2,773,000
Provision for losses on other loan-related assets (note 4)              1,635,000              40,000
                                                                     ------------        ------------
Income (loss) after interest expense and provisions for losses         (1,531,287)         12,485,691
                                                                     ------------        ------------
Operating expenses:
    Salaries and employee benefits (note 16)                            6,247,638           5,808,035
    Amortization of intangible assets                                     393,513             393,513
    Occupancy and equipment (note 14)                                   1,389,754           1,473,865
    Professional fees                                                     517,663             602,434
    Other                                                               2,949,349           2,447,515
                                                                     ------------        ------------
      Total operating expenses                                         11,497,917          10,725,362
                                                                     ------------        ------------
Restructuring costs (note 18)                                             388,930                  --
Gain on sale of other assets                                                   --             290,859
                                                                     ------------        ------------
Income (loss) before income taxes                                     (13,418,134)          2,051,188
Income tax expense (benefit):
    Federal (note 10):
      Current                                                          (1,283,749)            924,901
      Deferred                                                         (3,174,217)           (143,880)
    State                                                                 (23,755)             31,771
                                                                     ------------        ------------
      Total income tax expense (benefit)                               (4,481,721)            812,792
                                                                     ------------        ------------
      Net income (loss)                                              $ (8,936,413)       $  1,238,396
                                                                     ============        ============
Earnings (loss) per share - basic (note 11)                          $      (3.61)       $       0.43
                                                                     ============        ============
Weighted-average common shares outstanding - basic (note 11)            2,473,790           2,852,453
                                                                     ============        ============
Earnings (loss) per share - diluted (note 11)                        $      (3.61)       $       0.43
                                                                     ============        ============
Weighted-average common shares outstanding - diluted (note 11)          2,473,790           2,852,819
                                                                     ============        ============


See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                         December 31,         December 31,
                                                                        -------------        -------------
                                                                             2001                2000
                                                                        -------------        -------------
ASSETS
Cash (note 2)                                                           $   8,310,453        $  12,675,230
Receivables (notes 5 and 7):
  Accounts receivable, net                                                 64,981,840           70,089,726
  Loans receivable, net                                                    52,982,983           84,219,170
  Less allowance for credit losses                                         (8,475,641)          (2,389,463)
                                                                        -------------        -------------
  Total receivables, net                                                  109,489,182          151,919,433

Premises and equipment, net of accumulated depreciation
  of $4,314,353 and  $3,730,929 at December 31, 2001
  and 2000, respectively (note 6)                                           1,528,588            1,074,454
Intangible assets, net of accumulated amortization of $3,452,473 and $3,058,961 at December 31, 2001
  and 2000, respectively                                                    2,305,767            2,699,280
Income taxes receivable (note 10)                                           1,175,840                   --
Deferred tax asset, net (note 10)                                           3,817,797              643,580
Other loan-related assets, net (note 4)                                     6,949,269            1,210,000
Other assets                                                                2,000,931            2,206,743
                                                                        -------------        -------------
      Total assets                                                      $ 135,577,827        $ 172,428,720
                                                                        =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank line of credit (note 7)                                            $  95,416,050        $ 122,533,454
Mandatorily redeemable preferred securities (note 8)                       16,107,974           16,056,061
Due to clients (note 9)                                                    10,500,872            8,247,564
Accounts payable and other liabilities (note 8)                               845,069              852,262
Deferred revenue                                                              147,836              106,021
Income taxes payable (note 10)                                                     --              750,857
                                                                        -------------        -------------
      Total liabilities                                                   123,017,801          148,546,219

Stockholders' equity (notes 12, 13, and 17):
  Preferred stock, $.10 par value.  Authorized 100,000 shares;
    no shares issued and outstanding                                               --                   --
  Common stock, $.01 par value.  Authorized 10,000,000 shares;
    issued 3,577,485 shares and outstanding 2,176,646 at
    December 31, 2001 and issued 3,577,485 shares and outstanding
    2,764,404 shares at December 31, 2000                                      35,775               35,775
  Additional paid-in capital                                               16,224,907           16,263,709
  Retained earnings                                                         4,011,438           12,991,900
  Treasury stock, at cost, 1,400,839 shares at December 31, 2001
    and 813,081 shares at December 31, 2000                                (7,712,094)          (5,408,883)
                                                                        -------------        -------------
      Total stockholders' equity                                           12,560,026           23,882,501
Commitments and contingencies (notes 7, 8, 12, 14, 15)
                                                                        -------------        -------------
      Total liabilities and stockholders' equity                        $ 135,577,827        $ 172,428,720
                                                                        =============        =============

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years ended December 31, 2001 and 2000

                                          Common Stock
                                 -----------------------------     Additional                                         Total
                                     Shares                         paid-in        Retained         Treasury      stockholders'
                                  outstanding        Amount         capital        earnings          stock            equity
                                 ------------     ------------    ------------   ------------     ------------    -------------
Balance at December 31, 1999        2,985,829     $     35,775    $ 16,326,919   $ 11,833,443     $ (4,298,139)   $ 23,897,998
Purchase of stock for treasury
  (note 12)                          (237,000)              --              --             --       (1,219,360)     (1,219,360)
Issuance of common stock from
  treasury (note 17)                   15,575               --              --        (79,939)         108,616          28,677
Forfeiture of stock options
  (note 12)                                --               --         (63,210)            --               --         (63,210)
Net income                                 --               --              --      1,238,396               --       1,238,396
                                 ------------     ------------    ------------   ------------     ------------    ------------
Balance at December 31, 2000        2,764,404           35,775      16,263,709     12,991,900       (5,408,883)
                                                                                                                    23,882,501
Purchase of stock for treasury
  (note 12)                          (600,255)              --              --             --       (2,381,708)     (2,381,708)
Issuance of common stock
  from treasury (note 17)              12,497               --              --        (44,049)          78,497          34,448
Forfeiture of stock options
  (note 12)                                --               --         (38,802)            --               --         (38,802)
Net loss                                   --               --              --     (8,936,413)              --      (8,936,413)
                                 ------------     ------------    ------------   ------------     ------------    ------------
Balance at December 31, 2001        2,176,646     $     35,775    $ 16,224,907   $  4,011,438     $ (7,712,094)   $ 12,560,026
                                 ============     ============    ============   ============     ============    ============

See accompanying notes to consolidated financial statements.

KBK CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              YEARS ENDED DECEMBER 31
                                                                         -----------------------------------
                                                                             2001                 2000
                                                                         -------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $ (8,936,413)       $  1,238,396
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                             976,937           1,101,060
    Accretion on mandatorily redeemable preferred securities                   51,913              47,439
    Provision for credit losses                                            10,470,104           2,773,000
    Provision for losses on other loan-related assets                       1,635,000              40,000
    Changes in operating assets and liabilities:
      Deferred income tax benefit                                          (3,174,217)           (143,880)
      Accounts receivable, net                                              4,732,052         (58,016,800)
      Retained interest in sold assets                                             --           9,418,528
      Other assets                                                           (219,188)           (213,814)
      Due to clients                                                        2,253,308          (6,813,281)
      Accounts payable and other liabilities                                   (7,193)           (117,979)
      Interest payable for the sold assets                                         --            (267,536)
      Income taxes payable/receivable                                      (1,926,697)            894,737
      Deferred revenue                                                         41,815            (233,835)
                                                                         ------------        ------------
      Net cash provided by (used in) operating activities                   5,897,421         (50,293,965)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans receivable, net                                    20,278,826          (6,890,913)
    Purchases of premises and equipment                                    (1,037,558)           (174,433)
                                                                         ------------        ------------
      Net cash provided by (used in) investing activities                  19,241,268          (7,065,346)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments to) borrowings from the bank                          (27,117,404)         66,533,454
    Decrease in commercial paper                                                   --            (100,000)
    Repurchase of common stock                                             (2,381,708)         (1,219,360)
    Forfeiture of stock options                                               (38,802)            (63,210)
    Issuance of common stock                                                   34,448              28,677
                                                                         ------------        ------------
      Net cash (used in) provided by financing activities                 (29,503,466)         65,179,561
                                                                         ------------        ------------
      Net (decrease) increase in cash                                      (4,364,777)          7,820,250
Cash at beginning of year                                                  12,675,230           4,854,980
                                                                         ------------        ------------
Cash at end of year                                                      $  8,310,453        $ 12,675,230
                                                                         ============        ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $  6,135,393        $  6,321,203
  Income taxes paid                                                      $    750,000        $         --
  Other loan-related assets                                              $  6,949,269        $         --
  See note 4 for additional supplemental cash flow information.
                                                                         ============        ============

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

Receivables

Receivables are recorded at cost, less the related allowance for estimated impairment and credit losses. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a receivable to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable. When a receivable is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the receivables' effective interest rate. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Cash receipts on impaired receivables are applied to reduce the principal amount of such receivables until the principal has been recovered and are recognized as interest or discount income, thereafter.

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

Segment Information

Segment information has been considered in accordance with the management approach as a basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. KBK management views its operations as one segment, and believes the only significant activity is financing provided to its clients through loans and purchase of accounts receivable.

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

Intangible Assets

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002 and will no longer amortize goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $2.3 million, which will be subject to the transition provisions of SFAS Nos. 141, "Business Combinations" (adopted in 2001), and 142. Amortization expense totaled approximately $394,000 for each of the years ended December 31, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

Mandatorily Redeemable Preferred Securities

In 1998, the Company issued 1,725,000 shares of 9.50% mandatorily redeemable Trust Preferred Securities ("Preferred Securities") through its subsidiary, the Trust. The principal assets of the Trust are 9.50% subordinated debentures from the Company due in 2028. The Preferred Securities are recorded at total proceeds from the sale, less the related offering costs and accretion of liquidation value. The Preferred Securities are classified as debt in the accompanying consolidated balance sheets (note 8).

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

Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123 (note 13).

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

Fair value of Financial Instruments

The carrying amount of cash, accounts receivable, due to clients, accounts payable and other liabilities approximates fair value because of the short maturity of these instruments. The carrying value of loans receivable approximates fair value because the loans are earning interest at floating rates, which approximate rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk. The carrying value of the Company's bank debt approximates fair value because it bears interest at floating rates that are similar to current borrowing rates for loans of comparable maturity and credit risk and because of the short maturities of the commercial paper issued in conjunction with the line of credit. The fair market value of the mandatorily redeemable preferred stock, which approximates carrying value, is estimated using rates offered on similar types of risk commensurate instruments, considering the risks associated with those instruments.

Reclassification

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

(2) LETTERS OF CREDIT

The Company provides letters of credit to its clients through its banking relationship with Bank One Texas NA. These letters of credit, totaling $485,000, are secured by the Company's cash collateral account at that bank. As of December 31, 2001, approximately $500,000 was held in the collateral account.

(3) SALE OF ASSETS

During 2000, KBK transferred all its purchased receivables and loan receivables to a newly formed special purpose vehicle, KBK Acceptance Company LP (SPV), which is a Texas limited partnership. Under this structure, SPV pledges these receivables to a multi-user conduit which is sponsored by a bank (note 7). The assets and liabilities of SPV are included in the consolidated balance sheets.

As of December 31, 1999, KBK had approximately $55.9 million of receivables and loans outstanding in a previously deployed conduit facility. During 2000 the Company had recorded approximately $7.9 million in fees related to managing and servicing such assets.

(4) SUPPLEMENTAL CASH FLOW INFORMATION

During 1998, a receivable balance of the Company was deemed non-performing due to alleged fraudulent invoices being sold to KBK. To partially offset the unsecured portion of the receivables purchased balance, KBK was offered and accepted an ownership interest in a newly formed entity, which took over the operations of the company selling KBK the invoices. The ownership interest of this newly formed entity, amounting to $1,750,000, was included in other loan-related assets as an equity investment in the new entity. As of December 31, 2000, the Company estimated the net fair value of this asset as $1,210,000. The value was determined by reference to the present value of the estimated future cash flows of the asset. During 2001, the new entity was dissolved; therefore, the Company charged off the net balance. The chargeoff is included in provision for losses on other loan-related assets.

During 2001, the Company foreclosed on a loan which was secured by a Boeing 727 jet. As of December 31, 2001, the Company valued this airplane at approximately $6.9 million and classified it as other loan-related assets on the consolidated balance sheets. The Company is actively marketing the airplane for sale.

(5) RECEIVABLES

Receivables at December 31, 2001 and 2000 are summarized as follows:


                                                2001                   2000
                                             -------------        -------------
Accounts receivable                          $  69,319,338        $  76,306,797
  Less participation                            (4,337,498)          (6,217,071)
Loans receivable                                53,981,959           86,211,853
  Less participation                            (1,485,297)          (2,540,428)
Employee advances                                  486,321              547,745
                                             -------------        -------------
                                               117,964,823          154,308,896
Less allowance for credit losses                 8,475,641            2,389,463
                                             -------------        -------------
                                             $ 109,489,182        $ 151,919,433
                                             =============        =============

Accounts receivable are purchased from clients engaged in a variety of industries including, but not limited to, wholesale and retail sales, engineering and construction, energy, manufacturing, transportation, and marketing related companies. At December 31, 2001, the two largest clients represented 4.2% and 4.0%, respectively, of total receivables, or 39.8% and 37.1%, respectively, of stockholders' equity. At December 31, 2000, the two largest clients represented 4.4% and 3.2%, respectively, of total receivables, or 28.7% and 20.9%, respectively, of stockholders' equity.

At December 31, 2001, approximately 35.1% and 20.9% of the outstanding accounts receivable were purchased from clients in manufacturing related and services related industries, respectively. At December 31, 2000, approximately 31.0 % and 11.5% of the outstanding accounts receivable were purchased from clients in manufacturing related and services related industries, respectively.

The two largest debtors at December 31, 2001, had outstanding accounts receivable of $3.4 million and $2.2 million, which represented approximately 5.3% and 3.4%, respectively, of the total outstanding accounts receivables at that date. The two largest debtors at December 31, 2000, had outstanding accounts receivable of $2.7 million and $2.2 million, which represented approximately 3.8% and 3.2%, respectively, of the total outstanding accounts receivables at that date.

Accounts receivable generally have terms of 30 days and are normally collected within 30 to 60 days from the date of purchase. Loans receivable are secured by accounts receivable, inventory, and equipment, and generally guaranteed by the individual or corporate owners of the business.

The following is an analysis of the activity in the allowance for credit losses:



                                                      Year Ended December 31
                                                --------------------------------
                                                    2001                2000
                                                ------------        ------------
Balance at beginning of year                    $  2,389,463        $  2,018,787
Provision for credit losses                       10,470,104           2,773,000
Charge-offs                                       (4,586,697)         (2,582,387)
Recoveries                                           202,771             180,063
                                                ------------        ------------
Balance at end of year                          $  8,475,641        $  2,389,463
                                                ============        ============


(6) PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2001 and 2000 are summarized as follows:


                                                                          Estimated
                                                                        useful lives
                                            2001           2000           in years
                                        ------------    ------------    ------------
Office equipment                        $  4,751,964    $  4,111,024             3-7
Airplane/Automotive                          393,656          21,352               5
Leasehold improvements                       697,321         673,007            2-10
                                        ------------    ------------    ------------
                                           5,842,941       4,805,383
Less accumulated depreciation              4,314,353       3,730,929
                                        ------------    ------------
                                        $  1,528,588    $  1,074,454
                                        ============    ============

(7) LINE OF CREDIT

During 2000, KBK transferred all its purchased accounts receivable and loans receivable to SPV on a non-recourse basis. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaced KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit which was executed in 1993. The Facility initially carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.28%. At December 31, 2001, the outstanding indebtedness under the Facility was $95,416,050 (at a weighted average interest rate of 3.62%). At December 31, 2000 the outstanding indebtedness under the Facility was $122,533,454. The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $547,000 in available credit under this line at December 31, 2001.

The following is an analysis of the activity under the Facility for the periods indicated:

                                                                                December 15
                                                         Year Ended        (inception of Facility)
                                                         December 31,        through December 31,
                                                            2001                   2000
                                                        -------------      -----------------------
Average amount outstanding                              $  98,776,887          $ 116,408,642
Maximum outstanding as of any month-end                   108,500,000            122,533,454
Weighted-average interest rate                                   5.72%                  7.87%

Prior to execution of the Facility, KBK maintained a $72,875,000 multi-bank revolving line of credit ("Credit Facility"), maturing on April 30, 2001 and bearing interest at the agent bank's prime rate or LIBOR plus 1.75% at the election of KBK, and secured by substantially all of KBK's assets.

The following is an analysis of the activity under the Credit Facility for the year ended December 31, 2000:


Average amount outstanding                                      $ 57,706,967
Maximum outstanding as of any month-end                         $ 66,000,000
Weighted-average interest rate                                           7.9%

(8) MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

The Preferred Securities are redeemable for cash, at the option of the Trust, in whole or in part, at a redemption price of $10.00 per share plus accumulated and unpaid distributions thereon. The Preferred Securities will also be redeemable upon the repayment either at maturity of the Debentures or as a result of the acceleration of the Debentures upon an event of default.

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

The difference between the carrying value and liquidation value of the Preferred Securities, $1,142,026 and $1,193,939 as of December 31, 2001 and 2000,
respectively, is being accreted over 15 years by making periodic charges to the Company's operations.

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

(10) INCOME TAXES

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                               2001              2000
                                                          --------------    --------------
Deferred tax assets:
      Allowance for credit losses                         $    2,862,335    $      578,430
      Allowance for impairment losses                                 --           180,985
      Premises and equipment, due to differences
         in depreciation                                         110,778            10,360
      Loss carry forward                                         994,916                --
Deferred tax liabilities:
      Amortization of non-compete agreement                     (150,232)         (126,195)
                                                          --------------    --------------
      Net deferred tax asset                              $    3,817,797    $      643,580
                                                          ==============    ==============

No valuation allowance has been established for the deferred tax assets at December 31, 2001 or 2000 as management believes that realizability of such assets is more likely than not. The primary factor in not providing for a valuation allowance is the expectation that future taxable income and the reversal of temporary differences will be sufficient for the Company to realize the deferred tax assets. Such estimate could change in the future based on the occurrence of one or more future events. The loss incurred during 2001 generated net operating loss carryback of $6,044,000 as of December 31, 2001. The income tax (benefit) expense was different than the amount computed by using the U.S. Federal income tax rate of 34.0% as a result of the following:


                                                                 Years Ended December 31
                                                          ------------------------------------
                                                                2001                2000
                                                          ----------------    ----------------
Computed "expected" tax (benefit) expense                 $     (4,562,166)   $        697,404
Nondeductible amortization                                          81,453              81,453
Nondeductible, other                                                11,184              14,293
State income tax, net                                              (21,770)             20,968
Other, net                                                           9,578              (1,326)
                                                          ----------------    ----------------
                                                          $     (4,481,721)   $        812,792
                                                          ================    ================


(11) EARNINGS (LOSS) PER SHARE

Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations:

                                                                  Years Ended December 31
                                                          --------------------------------------
                                                                 2001                 2000
                                                          -----------------    -----------------
Net income (loss)                                         $      (8,936,413)   $       1,238,396
                                                          =================    =================

Weighted average shares outstanding - basic                       2,473,790            2,852,453
                                                          =================    =================
Earnings (loss) per share - basic                         $           (3.61)   $             .43
                                                          =================    =================

Weighted average shares outstanding - basic                       2,473,790            2,852,453
Effect of dilutive securities:
      Assumed exercise of stock options and warrants                     --                  366
                                                          -----------------    -----------------
Weighted average shares outstanding - diluted                     2,473,790            2,852,819
                                                          =================    =================
Earnings (loss) per share - diluted                       $           (3.61)   $             .43
                                                          =================    =================


For the year ended December 31, 2001, 1,337 stock options were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been antidilutive.

(12) STOCKHOLDERS' EQUITY

In 1992, in connection with the formation of the Company, the Company sold warrants to two former directors and one current director to purchase 500,000 shares of the Company's common stock. During 1999, the Company repurchased from a former director warrants to purchase 160,000 shares. The remaining 340,000 warrants are exercisable at $5 per share, with 160,000 expiring on February 25, 2002 and 180,000 expiring on February 25, 2005.

Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 1,400,839 shares of Treasury Stock at a cost of $7,712,094 as of December 31, 2001, and 813,081 shares of Treasury Stock at a cost of $5,408,883 as of December 31, 2000. During October, 1999, the Company entered into an agreement to repurchase 483,795 shares of its common stock over an 18-month period. The per share prices were fixed, ranging from $5.00 to $5.53, depending on the timing of the purchase. The stock was acquired from the previous shareholders of Coastal Financial Resources Inc., which was acquired by the Company in December, 1994. Pursuant to the agreement, the purchase was completed during 2001, for an aggregate cost of $2,557,609. During 2001 and 2000, $38,802 and $63,210,
respectively, in deferred compensation was reversed from other assets into additional paid-in capital as a result of stock options which were issued in the money at the time of grant and were forfeited during the period.

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

In 1996, the stockholders approved the 1996 Long-Term Incentive Plan for the benefit of employees, consultants and advisors of the Company. This plan did not replace or affect the 1994 Stock Option Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. The Committee is authorized to grant to key employees, consultants and advisors of the Company and its subsidiaries and affiliates, awards in the form of stock options, performance shares, and restricted stock. In addition, the Committee will have the authority to grant other stock-based awards in the form of stock appreciation rights, restricted stock units, and stock unit awards. The types of awards and terms of their issuance will be determined by the Committee and specified in the option agreement evidencing the grant. A maximum of 675,000 shares of common stock may be issued under this Plan (as amended in 1999), with a 200,000 share limitation for any individual. The 1996 Plan will expire ten years from the effective date unless terminated earlier or extended by the Board of Directors.

Since the adoption of these plans, 25,200 options have been exercised through December 31, 2001, and there were 514,050 shares available for grant under the two plans as of that date. The per share weighted-average fair value of stock options granted during 2001 and 2000 was $2.71 and $2.51 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 49% in 2001 and 32% in 2000, risk-free interest rate of 1.25% in 2001 and 6% in 2000, and an expected life of 9 years.

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the proforma amounts indicated below:

                                               2001                    2000
                                          ------------             -----------
Net income (loss)   As reported           $ (8,936,413)            $ 1,238,396
                    Pro Forma             $ (8,946,463)            $ 1,225,050
Earnings (loss) per share - basic
                    As reported           $      (3.61)            $       .43
                    Pro Forma             $      (3.62)            $       .43
Earnings (loss) per share - diluted
                    As reported           $      (3.61)            $       .43
                    Pro Forma             $      (3.62)            $       .43

Pro forma net income (loss) reflects only options granted in 2001 and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 10 years and compensation cost for options granted prior to January 1, 2000 is not considered.

Stock option activity during the periods indicated is as follows:

                                          Number of       Weighted-Average
                                           Shares          Exercise Price
                                          ---------       ----------------
Balance at December 31, 1999                708,250           $  6.42
Granted                                      73,396              4.63
Exercised                                        --                --
Forfeited                                  (106,396)             5.85
                                          ---------           -------
Balance at December 31, 2000                675,250              6.31
                                          ---------           -------
Granted                                      51,305              4.81
Exercised                                        --                --
Forfeited                                   (90,805)             6.60
Expired                                    (100,000)             5.38
                                          ---------           -------
Balance at December 31, 2001                535,750           $  6.27
                                          =========           =======

The following table summarizes information about stock options outstanding at December 31, 2001:

                              Options Outstanding
----------------------------------------------------------------------------------------
                                  Number          Weighted Average
        Range of                Outstanding           Remaining        Weighted-Average
     Exercise Prices            at 12/31/01       Contractual Life      Exercise Price
-------------------------       ------------      ----------------     ----------------
$3.80 to $4.25                      60,000           6.83 years            $  4.07
$5.00 to $5.94                     259,000                 4.41               5.19
$6.00 to $7.75                     123,000                 4.02               6.85
$9.00 to $9.94                      63,750                 4.21               9.27
$11.00 to $12.00                    30,000                 6.00              11.33
                                  --------           ----------            -------
$3.80 to $12.00                    535,750                 4.66            $  6.27
                                  ========           ==========            =======


                         Options Exercisable
--------------------------------------------------------------------
                                      Number            Weighted
         Range of                 Exercisable at        Average
     Exercise Prices                 12/31/01        Exercise Price
-------------------------         ---------------   ----------------
$3.80 to $4.25                        44,000            $  4.00
$5.00 to $5.94                       109,000               5.36
$6.00 to $7.75                       121,800               6.85
$9.00 to $9.94                        48,650               9.21
$11.00 to $12.00                      30,000              11.33
                                    --------            -------
$3.80 to $12.00                      353,450            $  6.74
                                    ========            =======


At December 31, 2001 and 2000, the number of options exercisable was 353,450 and 325,900, respectively, and the weighted-average exercise price of those options was $6.74 and $7.01, respectively.

(14) COMMITMENTS

The Company has several noncancelable operating leases for office space. Total rent expense incurred was $722,000 and $723,000, during 2001 and 2000. At December 31, 2001, future minimum payments on noncancelable operating leases are as follows:

                    Year Ending
                    December 31
                  --------------
2002              $      701,779
2003                     337,221
2004                      48,176
Thereafter                    --

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

The Company's average receivable purchases in a 30-day period (considered to be the maximum future purchase commitment, although not a contractual obligation) pursuant to its normal business practice were approximately $49,194,000 and $61,400,000 for 2001 and 2000, respectively. In addition, the Company has outstanding loan commitments, subject to certain restrictions, totaling $39.1 million as of December 31, 2001.

(16) INVESTMENT PLAN

In 1996, the Company adopted a defined contribution plan ("the "Plan") that is a qualified plan under Section 401(k) of the Internal Revenue Code for the benefit of KBK employees. The Plan is available to substantially all employees with at least six months of employment. Employee contributions are voluntary. The Company may, at the discretion of the Board, annually elect to match some portion of employee contributions to this Plan. The Company currently matches 50% of every employee contribution subject to a 6% salary limit. The Company's contributions to the Plan totaled $104,000 for 2001 and $91,000 for 2000.

(17) EMPLOYEE STOCK PURCHASE PLAN

In 1998, the Company adopted the 1998 Employee Stock Purchase Plan, ("the Stock Plan") which subsequently received shareholder approval. The Stock Plan provides eligible full-time employees with an opportunity to purchase common stock of the Company through payroll deductions. The aggregate number of shares of common stock which may be purchased under the Stock Plan shall not exceed 150,000 (subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations or other changes in the outstanding common stock). The exercise price for the stock purchase shall be 90% of the lower of the fair market value of the stock on the first day or the last day of the calendar quarter of the applicable option period. The shares purchased by employees through the Stock Plan totaled 12,497 in 2001 and 8,675 in 2000. In addition, during 2000, employees of the Company received 6,900 shares of common stock as a part of a marketing incentive program.

(18) RESTRUCTURING COSTS

The Company incurred approximately $389,000 in restructuring costs related to a reorganization and centralization of its underwriting function. The Company received management and Board of Director approval for the restructuring plan, and it was communicated to the employees during the quarter ended September 30, 2001. The restructuring is specific, and the Company does not anticipate any significant changes to the restructuring through the full implementation process. Costs of the restructuring included closing certain offices, incurring lease penalties and employee severance pay. Management believes this reorganization will result in processing efficiencies and decreased costs in future periods.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

KBK Capital Corporation:

We have audited the accompanying consolidated balance sheets of KBK Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KBK Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   KPMG LLP

Fort Worth, Texas
January 24, 2002






KBK CAPITAL CORPORATION and SUBSIDIARIES
QUARTERLY SUMMARY RESULTS (Unaudited)
(dollars in thousands except per share amounts)

                                                                     2001
                                     YTD       ----------------------------------------------------
                                    2001        4TH QTR       3RD QTR       2ND QTR       1ST QTR
                                 ----------    ----------    ----------    ----------    ----------
Average Net Earning Assets
   Managed and Owned             $  107,840    $  100,062    $   86,386    $  103,892    $  122,008
   Owned                            107,840       100,062        86,386       103,892       122,008
                                 ==========    ==========    ==========    ==========    ==========

Revenue                          $   18,043    $    3,978    $    4,133    $    4,506    $    5,426
Interest expense                      7,469         1,442         1,589         1,983         2,455
Operating expenses                   11,498         3,113         2,771         2,831         2,783
                                 ----------    ----------    ----------    ----------    ----------
Operating profit (loss)                (924)         (577)         (227)         (308)          188
Gain on sale of  other assets            --            --            --            --            --
Restructuring costs                     389            --           389            --            --
Provision for credit losses          10,470           315         4,500         1,100         4,555
Provision for losses on other
   loan-related assets                1,635            --            --            --         1,635
                                 ----------    ----------    ----------    ----------    ----------
Income (loss) before
   income taxes                     (13,418)         (892)       (5,116)       (1,408)       (6,002)
Tax expense (benefit)                (4,482)         (247)       (1,720)         (457)       (2,058)
                                 ----------    ----------    ----------    ----------    ----------
Net income (loss)                $   (8,936)   $     (645)   $   (3,396)   $     (951)   $   (3,944)
                                 ==========    ==========    ==========    ==========    ==========
Earnings (loss)
   per share - basic             $    (3.61)   $     (.30)   $    (1.43)   $     (.36)   $    (1.46)
Earnings (loss)
   per share - diluted           $    (3.61)   $     (.30)    $   (1.43)   $     (.36)   $    (1.46)
                                 ==========    ==========    ==========    ==========    ==========


                                                                     2000
                                     YTD       -------------------------------------------------
                                     2000       4TH QTR      3RD QTR      2ND QTR      1ST QTR
                                  ----------   ----------   ----------   ----------   ----------
Average Net Earning Assets
   Managed and Owned              $  142,247   $  136,417   $  141,088   $  147,328   $  144,231
   Owned                              85,191       81,285       79,245       89,766       90,576
                                  ==========   ==========   ==========   ==========   ==========

Revenue                               22,348   $    5,801   $    5,213   $    5,680   $    5,654
Interest expense                       7,049        1,763        1,650        1,841        1,795
Operating expenses                    10,726        2,604        2,556        2,782        2,784
                                  ----------   ----------   ----------   ----------   ----------
Operating profit (loss)                4,573        1,434        1,007        1,057        1,075
Gain on sale of  other assets            291           --           --           --          291
Restructuring costs                       --           --           --           --           --
Provision for credit losses            2,773          875          550          438          910
Provision for losses on other
   loan-related assets                    40           --           --           --           40
                                  ----------   ----------   ----------   ----------   ----------
Income (loss) before
   income taxes                        2,051          559          457          619          416
Tax expense (benefit)                    813          256          179          214          164
                                  ----------   ----------   ----------   ----------   ----------
Net income (loss)                 $    1,238   $      303   $      278   $      405   $      252
                                  ==========   ==========   ==========   ==========   ==========
Earnings (loss)
   per share - basic              $      .43   $      .11   $      .10   $      .14   $      .09
Earnings (loss)
   per share - diluted            $      .43   $      .11   $      .10   $      .14   $      .09
                                  ==========   ==========   ==========   ==========   ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2002 Annual Meeting of Stockholders, under the captions "Election of Directors," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2002 Annual Meeting of Stockholders, under the captions "Compensation of Executive Officers" and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2002 Annual Meeting of Stockholders, under the captions "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included in the Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 2002 Annual Meeting of Stockholders, under the captions "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

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

              4.1 -- Specimen Stock Certificate for Common Stock of the Company (incorporated by reference to Exhibit
                            4.1 to the Registrant's Registration Statement on form SB-2, Registration No. 33- 77378-D).

              4.2 -- Form of Registration Rights Agreement between the Company and the parties named therein, as amended (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         (3) 10.1 -- 1992 Key Employee Stock Option Plan of the Company (terminated), and forms of stock option agreements and amendments thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

         (3) 10.2 -- 1993 Non-Employee Director Stock Option Plan of the Company (terminated), and form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on form SB-2, Registration No. 33-77378-D).

         (3) 10.3 -- 1994 Stock Option Plan of the Company, and forms of stock option agreements (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

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

             10.9 -- Stock Exchange Agreement among the Company and Coastal, Inc. and the Owners of the outstanding capital stock of Coastal Financial Resources, Inc. dated as of December 30, 1994 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

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

            10.11 -- Amendment to Third Amended and Restated Loan Agreement (incorporated by reference to Exhibit
                            10.11 to the Registrant's Registration Statement on Form SB-2, Registration No. 33- 77378-D).

                            -- Receivables Purchase Agreement (dated April 11,
                            1997) (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

                            -- Purchase and Sale Agreement (dated April 11,
                            1997) (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).

            10.14 -- Stock Purchase Agreement by and between the Company and Sirmon Commercial Finance, L.L.C. dated October 21, 1999.

            10.15 -- Fourth Amended and Restated Letter Loan Agreement dated as of May 21, 1999 among KBK Financial, Inc., as borrower, and the Company, as guarantor, and the Banks listed on the signature pages thereof and Bank One, Texas, N.A. as Agent.

            10.16 -- Purchase and Sale Agreement dated as of December 15, 2000 between KBK and SPV.

            10.17 -- Receivables Financing Agreement dated December 15, 2000 among KBK; SPV; and the various financial institutions named therein.

           *10.18 -- First Amendment Dated as of August 31, 2001 to Receivables Financing Agreement dated December 15, 2000 among SPV, as borrower, and KBK, as servicer, and the various financial institutions named therein.

             21.1 -- Subsidiary of the Company (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-77378-D).


+ Management contract or compensatory plan or arrangement

* Filed herewith

         (b) Reports on form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KBK CAPITAL CORPORATION
                                                    REGISTRANT

Date: April 1, 2002             By /s/         Deborah B. Wilkinson
                                  ----------------------------------------------
                                  Deborah B. Wilkinson, Executive Vice President
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.


By /s/      Robert J. McGee                    Chairman and Chief Executive Officer                 April 1, 2002
   ---------------------------------------
            (Robert J. McGee)


By /s/      Deborah B. Wilkinson               Executive Vice President and                         April 1, 2002
   ---------------------------------------     Chief Financial Officer
            (Deborah B. Wilkinson)


By /s/      Jack R. Roper                      Executive Vice President                             April 1, 2002
   ---------------------------------------
            (Jack R. Roper)


By /s/      Thomas M. Simmons                  Director                                             April 1, 2002
   ---------------------------------------
            (Thomas M. Simmons)


By /s/      Daniel R. Feehan                   Director                                             April 1, 2002
   ---------------------------------------
            (Daniel R. Feehan)


By /s/      Thomas L. Healey
   ---------------------------------------     Director                                             April 1, 2002
            (Thomas L. Healey)


By /s/      Martha V. Leonard                  Director                                             April 1, 2002
   ---------------------------------------
            (Martha V. Leonard)


By /s/      R. Earl Cox, III
   ---------------------------------------     Director                                             April 1, 2002
            (R. Earl Cox, III)


By /s/      Harris A. Kaffie
   ---------------------------------------     Director                                             April 1, 2002
            (Harris A. Kaffie)

                               INDEX TO EXHIBITS


       EXHIBIT NUMBER       DESCRIPTION
       --------------       -----------
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

              4.1 -- Specimen Stock Certificate for Common Stock of the Company (incorporated by reference to Exhibit
                            4.1 to the Registrant's Registration Statement on form SB-2, Registration No. 33- 77378-D).

              4.2           -- Form of Registration Rights Agreement between the
                            Company and the parties named therein, as amended
                            (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2,
                            Registration No. 33-77378-D).

         (3) 10.1           -- 1992 Key Employee Stock Option Plan of the
                            Company (terminated), and forms of stock option agreements and amendments thereto (incorporated by reference to Exhibit 10.1 to the Registrant's
                            Registration Statement on Form SB-2, Registration
                            No. 33-77378-D).

         (3) 10.2 -- 1993 Non-Employee Director Stock Option Plan of the Company (terminated), and form of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on form
                            SB-2, Registration No. 33-77378-D).

         (3) 10.3 -- 1994 Stock Option Plan of the Company, and forms of stock option agreements (incorporated by reference to Exhibit 10.3 to the Registrant's
                            Registration Statement on Form SB-2, Registration
                            No. 33-77378-D).

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

             10.9           -- Stock Exchange Agreement among the Company and
                            Coastal, Inc. and the Owners of the outstanding capital stock of Coastal Financial Resources, Inc.
                            dated as of December 30, 1994 (incorporated by reference to Exhibit 10.9 to the Registrant's
                            Registration Statement on Form SB-2, Registration
                            No. 33-77378-D).

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

            10.11           -- Amendment to Third Amended and Restated Loan
                            Agreement (incorporated by reference to Exhibit
                            10.11 to the Registrant's Registration Statement on
                            Form SB-2, Registration No. 33- 77378-D).

                            -- Receivables Purchase Agreement (dated April 11,
                            1997) (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form
                            SB-2, Registration No. 33-77378-D).

                            -- Purchase and Sale Agreement (dated April 11,
                            1997) (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form
                            SB-2, Registration No. 33-77378-D).

            10.14           -- Stock Purchase Agreement by and between the
                            Company and Sirmon Commercial Finance, L.L.C. dated
                            October 21, 1999.

            10.15 -- Fourth Amended and Restated Letter Loan Agreement dated as of May 21, 1999 among KBK Financial, Inc., as borrower, and the Company, as guarantor, and the Banks listed on the signature pages thereof and Bank
                            One, Texas, N.A. as Agent.

            10.16           -- Purchase and Sale Agreement dated as of December
                            15, 2000 between KBK and SPV.


            10.17           -- Receivables Financing Agreement dated December
                            15, 2000 among KBK; SPV; and the various financial institutions named therein.

           *10.18           -- First Amendment Dated as of August 31, 2001 to
                            Receivables Financing Agreement dated December 15,
                            2000 among SPV, as borrower, and KBK, as servicer, and the various financial institutions named therein.

             21.1 -- Subsidiary of the Company (incorporated by reference to Exhibit 21.1 to the Registrant's
                            Registration Statement on Form SB-2, Registration
                            No. 33-77378-D).


+ Management contract or compensatory plan or arrangement

* Filed herewith