Form 10QSB
period 2002-03-31
KBK CAPITAL CORP
filed 2002-05-15
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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
YES       X                NO
     ---------------           -------------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                            2,181,514
                                         (SHARES OUTSTANDING AS OF MAY 10, 2002)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES             NO     X
     --------       --------

================================================================================

KBK CAPITAL CORPORATION
FORM 10-QSB -- Quarter Ended March 31, 2002


                                                                                                          Page
                                                                                                         Number
PART I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements

              Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001              2

              Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and          3
              2001 (unaudited)

              Consolidated Statements of Changes in Stockholders' Equity for the                           4
              Year Ended December 4 31, 2001 and the Three Months Ended March
              31, 2002 (unaudited)

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and          5
              2001 (unaudited)

              Notes to Unaudited Consolidated Financial Statements                                        6-8

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations       9-13

PART II.      OTHER INFORMATION                                                                            14

Item 1 -      Legal Proceedings                                                                            14

Item 6 -      Exhibits and Reports on Form 8-K                                                             14

              Signatures                                                                                   14

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                      MAR. 31, 2002
                                                                       (UNAUDITED)     DEC. 31, 2001
                                                                      -------------    -------------
                                 ASSETS
Cash                                                                  $   8,252,163    $   8,310,453
Receivables:
     Accounts receivable, net                                            52,525,529       64,981,840
     Loans receivable, net                                               52,850,170       52,982,983
     Less allowance for credit losses                                    (5,895,175)      (8,475,641)
                                                                      -------------    -------------
     Total receivables, net                                              99,480,524      109,489,182
Premises and equipment, net of accumulated depreciation                   1,402,420        1,528,588
Intangible assets, net of accumulated amortization                        2,305,767        2,305,767
Other loan-related assets, net                                            6,949,269        6,949,269
Income taxes receivable                                                   3,057,717        1,175,840
Deferred tax asset, net                                                   1,934,457        3,817,797
Other assets                                                              2,080,514        2,000,931
                                                                      -------------    -------------
            Total assets                                              $ 125,462,831    $ 135,577,827
                                                                      =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                   $  86,949,325    $  95,416,050
Mandatorily redeemable preferred securities                              16,121,678       16,107,974
Due to clients                                                            9,327,569       10,500,872
Accounts payable and other liabilities                                      628,632          845,069
Deferred revenue                                                             81,214          147,836
                                                                      -------------    -------------
     Total liabilities                                                  113,108,418      123,017,801

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
     shares issued and outstanding                                               --               --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     3,577,485 shares and outstanding 2,179,237 at
     March 31, 2002 and issued 3,577,485 shares and
     outstanding 2,176,646 at December 31, 2001                              35,775           35,775
Additional paid-in capital                                               16,224,907       16,224,907
Retained earnings                                                         3,791,549        4,011,438
Treasury stock, at cost, 1,398,248 shares at March 31, 2002 and
     1,400,839 shares at December 31, 2001                               (7,697,818)      (7,712,094)
                                                                      -------------    -------------
            Total stockholders' equity                                   12,354,413       12,560,026
                                                                      -------------    -------------
                                                                      $ 125,462,831    $ 135,577,827
                                                                      =============    =============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED MARCH 31,
                                                                         (UNAUDITED)
                                                                ----------------------------
                                                                   2002            2001
                                                                ------------    ------------
Earned discount income                                          $  2,019,762    $  2,685,268
Interest income - Loans                                            1,040,673       2,117,210
Other income - Fees                                                  425,568         623,508
                                                                ------------    ------------
     Total revenue                                                 3,486,003       5,425,986
Interest expense                                                   1,292,670       2,455,330
                                                                ------------    ------------
     Income after interest expense                                 2,193,333       2,970,656
Provision for credit losses                                          300,000       4,555,104
Provision for losses on other loan-related assets                         --       1,635,000
                                                                ------------    ------------
Income (loss) after interest expense and provision for losses      1,893,333      (3,219,448)
Operating expenses:
     Salaries and employee benefits                                1,358,836       1,523,761
     Occupancy and equipment                                         336,345         349,667
     Professional fees                                                71,000         164,673
     Other                                                           441,252         745,069
                                                                ------------    ------------
          Total operating expenses                                 2,207,433       2,783,170
                                                                ------------    ------------
Loss before income taxes                                            (314,100)     (6,002,618)
Income tax expense (benefit):
     Federal                                                        (104,864)     (1,981,460)
     State                                                               113         (76,931)
                                                                ------------    ------------
          Total income tax benefit                                  (104,751)     (2,058,391)
                                                                ------------    ------------

Net loss                                                        $   (209,349)   $ (3,944,227)
                                                                ============    ============
Net loss per share-basic and diluted                            $      (0.10)   $      (1.46)
                                                                ============    ============
Weighted-average common shares outstanding-basic and diluted       2,179,237       2,701,836
                                                                ============    ============



See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEAR ENDED DECEMBER 31, 2001 AND THREE
                    MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

                                          Common Stock
                                 ------------------------------    Additional                                            Total
                                     Shares                          paid-in         Retained          Treasury       stockholders'
                                  Outstanding        Amount          capital         earnings           stock            equity
                                 -------------    -------------   -------------    -------------    -------------    -------------
Balance at December 31, 2000         2,764,404    $      35,775   $  16,263,709    $  12,991,900    $  (5,408,883)   $  23,882,501

Purchase of stock for treasury        (600,255)              --              --               --       (2,381,708)      (2,381,708)

Issuance of common stock from
     treasury                           12,497               --              --          (44,049)          78,497           34,448

Forfeiture of stock options                 --               --         (38,802)              --               --          (38,802)

Net loss                                    --               --              --       (8,936,413)              --       (8,936,413)
                                 -------------    -------------   -------------    -------------    -------------    -------------

Balance at December 31, 2001         2,176,646           35,775      16,224,907        4,011,438       (7,712,094)      12,560,026

Issuance of common stock from
     treasury                            2,591               --              --          (10,540)          14,276            3,736

Net loss                                    --               --              --         (209,349)              --         (209,349)

                                 -------------    -------------   -------------    -------------    -------------    -------------
Balance at March 31, 2002            2,179,237    $      35,775   $  16,224,907    $   3,791,549    $  (7,697,818)   $  12,354,413
                                 =============    =============   =============    =============    =============    =============

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                           (UNAUDITED)
                                                                  ------------------------------
                                                                      2002             2001
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $    (209,349)   $  (3,944,227)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                      149,090          255,641
     Accretion on mandatorily redeemable preferred securities            13,704           12,535
     Provision for credit losses                                        300,000        4,555,104
     Losses on other loan-related assets                                     --        1,635,000
     Deferred income taxes                                            1,883,340       (1,369,158)
     Changes in operating assets and liabilities:
                   Accounts receivable, net                          12,063,063        7,853,433
                   Other assets                                         (79,583)        (267,249)
                   Due to clients                                    (1,173,303)         298,844
                   Accounts payable and other liabilities              (216,437)        (372,816)
                   Income taxes receivable/payable                   (1,881,877)      (1,477,952)
                   Deferred revenue                                     (66,622)          25,023
                                                                  -------------    -------------
                   Net cash provided by operating activities         10,782,026        7,204,178
                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease (increase) in loans receivable, net                (2,354,405)       3,357,538
     Purchases of premises and equipment                                (22,922)        (497,677)
                                                                  -------------    -------------
                   Net cash provided by (used in) investing
                     activities                                      (2,377,327)       2,859,861
                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments to the bank line of credit                       (8,466,725)     (17,812,402)
     Repurchase of common stock                                              --         (361,411)
     Issuance of common stock from treasury                               3,736           10,198
                                                                  -------------    -------------
                   Net cash used in financing activities             (8,462,989)     (18,163,615)
                                                                  -------------    -------------
                   Net decrease in cash                                 (58,290)      (8,099,576)
Cash at beginning of period                                           8,310,453       12,675,230
                                                                  -------------    -------------
Cash at end of period                                             $   8,252,163    $   4,575,654
                                                                  =============    =============


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC"), KBK Capital Trust I, (the "Trust"), and KBK Acceptance Company LP ("SPV"), included herein, are unaudited as of and for the three months ended March 31, 2002 and 2001. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and 2000 which are included in the Company's 2001 annual report.

2. OTHER LOAN-RELATED ASSETS. During 2001, the Company foreclosed on a loan which was secured by a Boeing 727 jet. As of March 31, 2002 and December 31, 2001, the Company valued this airplane at approximately $6.9 million and classified it as other loan-related assets on the consolidated balance sheets. The Company is actively marketing the airplane for sale.

3. LINE OF CREDIT. During 2000, KBK transferred all its purchased accounts receivable and loans receivable to SPV on a non-recourse basis. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaced KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit which was executed in 1993. The Facility has an initial five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.28%. At March 31, 2002, the outstanding indebtedness under the Facility was approximately $87 million. The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $1.2 million in available credit under this line at March 31, 2002.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,128,322 as of March 31, 2002, is being accreted over 15 years by making periodic charges to the Company's operations.

5. LOSS PER SHARE. Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share computations:

                                                        Three Months Ended March 31
                                                      ------------------------------
                                                          2002             2001
                                                      -------------    -------------
Net loss                                              $    (209,349)   $  (3,944,227)
                                                      =============    =============
Weighted average shares outstanding - basic               2,179,237        2,701,836
                                                      =============    =============
Loss per share - basic                                $        (.10)   $       (1.46)
                                                      =============    =============

Weighted average shares outstanding - basic               2,179,237        2,701,836
Effect of dilutive securities:
     Assumed exercise of stock options and warrants              --               --
                                                      -------------    -------------
Weighted average shares outstanding - diluted             2,179,237        2,701,836
                                                      =============    =============
Loss per share - diluted                              $        (.10)   $       (1.46)
                                                      =============    =============

For the three months ended March 31, 2002 and 2001, 0 and 4,663 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been antidilutive.

6. STOCKHOLDERS' EQUITY. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 1,398,248 shares of Treasury Stock at a cost of $7,697,818 as of March 31, 2002. The Company purchased no shares during the quarter ended March 31, 2002.

7. NEW ACCOUNTING PRONOUNCEMENT. The Company adopted Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $1,805,000, which was subject to the transition provisions of Statement No. 142. There was no amortization expense for the three months ended March 31, 2002 related to the Company's goodwill, whereas this expense amounted to approximately $58,000 for the quarter ended March 31, 2001. The Company's reported net loss for the three months ended March 31, 2001 adjusted for excluding the effects of goodwill amortization would have been approximately $3,886,000 compared to approximately $209,000 for the three months ended March 31, 2002. Likewise, the Company's basic and diluted loss per share for the three months ended March 31, 2001 adjusted for excluding the effects of goodwill amortization would have been ($1.44) compared to ($.10) for the three months ended March 31, 2002.

The unamortized non-compete agreement of approximately $500,000 is being amortized on a straight-line basis over an original life of nine and one-half years. Upon initial application of Statement No. 142, the Company reassessed the useful life of its intangible assets and determined that the non-compete agreement has a remaining useful life of three and one-quarter years, unchanged from previous estimates. The Company will amortize the remaining balance related to the non-compete over the next 3.25 years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations for the periods presented. Certain of the statements included below, including those regarding future financial performance or results or those that are not historical facts, are, or contain, "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including, but not limited to, industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed below and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated or implied in the forward-looking statements. This narrative should be read in conjunction with information provided in the financial statements and accompanying notes appearing in this report and the audited financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

         Analysis of First Quarter 2002 Compared to First Quarter 2001

The following table sets forth the results of operations and certain other data of the Company for the first quarter of 2002 and the first quarter of 2001.

                                               Quarter Ended               Quarter Ended
                                               March 31, 2002              March 31, 2001
                                                (unaudited)                 (unaudited)
                                        -------------------------   ------------------------
                                                       (dollars in thousands)
Average Net Assets                      $  103,197                  $  122,008
Total Revenue                                3,486         100.0%        5,426         100.0%
Interest Expense                             1,293          37.1%        2,455          45.3%
Provision for Credit Losses                    300           8.6%        4,555          83.9%
Losses on investments in other assets           --            --         1,635          30.1%
Operating Expenses                           2,207          63.4%        2,783          51.3%
Income Tax Benefit                            (105)         -3.1%       (2,058)        -37.9%
                                        ----------     ----------   ----------     ----------
Net Loss                                      (209)         -6.0%       (3,944)        -72.7%
                                        ==========     ==========   ==========     ==========

Average net assets decreased 15.4% to $103.2 million for the quarter ended March 31, 2002 from $122.0 million for the quarter ended March 31, 2001. This $18.8 million decrease resulted from payoffs and liquidations related primarily to deteriorating economic conditions during 2001.

Due to the decrease in outstanding assets and the significant decline in market interest rates, revenue declined 35.8%, or $1.9 million, to $3.5 million for the quarter ended March 31, 2002 from $5.4 million for the quarter ended March 31, 2001.

Interest expense decreased $1.2 to $1.3 million for the first quarter of 2002 compared with $2.5 million for the first quarter of 2001. This decrease resulted primarily from the $20.9 million decrease in average funded debt related to the $18.8 million decrease in average net assets, as well as the significant decrease in market interest rates. The net effect of the decreased revenue and interest expense was a decrease of $777,000, or 26.2%, in income after interest expense for the quarter ended March 31, 2002, compared to the prior year quarter.

A provision for credit losses of $300,000 was recorded for the first quarter of 2002, compared to $4.6 million for the first quarter of 2001. The decreased provision for losses returns the Company to a more normalized provision compared to the prior year charge, which was required by deterioration of the loan portfolio during the first quarter of 2001. During the first quarter of 2002 the Company had net chargeoffs of $2.9 million compared to $660,000 of net chargeoffs for the first quarter of 2001. The increased chargeoffs relates to final liquidation of assets which became nonperforming during 2001. The Company recorded no losses on investments in other assets during the quarter ended March 31, 2002.

The allowance for credit losses at March 31, 2002 of $5.9 million represents 5.6% of total outstanding loans and accounts receivables and 5.7% of average net assets for the quarter then ended. The allowance for credit losses at March 31, 2001 of $6.3 million represented 4.4% of total outstanding loans and accounts receivables and 5.2% of average net assets for the quarter then ended. Management believes the current allowance is adequate to cover potential losses which might result from the purchased accounts receivable and loan portfolio at March 31, 2002.

Operating expenses of $2.2 million for the three months ended March 31, 2002 decreased $576,000, compared with $2.8 million for the three months ended March 31, 2001. The Company implemented a cost reduction program during the fourth quarter of 2001 and experienced significant reductions in salaries and employee benefits, professional fees and marketing expenses.

As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, the Company no longer records amortization of goodwill. During the first quarter of 2001, the Company reported goodwill amortization of approximately $58,000, the elimination of which would have resulted in an adjusted net loss of approximately $3,886,000 for that quarter, and an adjusted net loss per share of ($1.44) compared to actual net loss per share of ($1.46).

The unamortized non-compete agreement of approximately $500,000 is being amortized on a straight-line basis over an original life of nine and one-half years. Upon initial application of Statement No. 142, the Company reassessed the useful life of its intangible assets and determined that the non-compete agreement has a remaining useful life of three and one-quarter years, unchanged from previous estimates. The Company will amortize the remaining balance related to the non-compete over the next 3.25 years.

Due to the $314,000 loss before income taxes, the Company recorded an income tax benefit of $105,000 for the first quarter of 2002 compared to a benefit of $2.1 million for the first quarter of 2001.

As a result of the foregoing, the Company reported a net loss of $209,000 for the first quarter of 2002 compared to a net loss of $3.9 million for the first quarter of 2001.

CHANGES IN FINANCIAL CONDITION

Total assets decreased 7.5% from $135.6 million at December 31, 2001 to $125.5 million at March 31, 2002. This decrease is primarily related to the $10.0 million decrease in net receivables from December 31, 2001 to March 31, 2002 and the corresponding decrease in the bank line of credit from $95.4 million at December 31, 2001 to $86.9 million at March 31, 2002. The balance in due to clients decreased $1.2 million in relation to the $12.5 million decrease in accounts receivable.

Stockholders' equity decreased $206,000, from $12.6 million at December 31, 2001 to $12.4 million at March 31, 2002, which was primarily the result of the $209,000 net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements generally increase and decrease proportionately to the change in earning assets. The method of funding the portfolio changed significantly during 2000 with the implementation of the new financing structure. The Company continues to search for ways to employ its capital and to expand its portfolio through increased market penetration, expansion of its current product line and pursuit of strategic acquisitions and partnerships which enable the Company to provide complete financial services to middle-market businesses.

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

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 1,500,000 shares (41.9% of the issued shares as of March 31, 2002) of the Company's common stock at the current market price. At March 31, 2002, 1,398,248 shares of common stock were held in the treasury at a cost of $7.7 million. All of such purchases have been funded out of the general funds of the Company, which may have had the result of increasing the outstanding balance under the credit facility.

Future sources of liquidity to fund growth in earning assets are anticipated from the sale of earning assets, the issuance of unsecured and secured corporate debt obligations, preferred and common stock issuance, as well as from traditional bank financing.

CRITICAL ACCOUNTING POLICIES

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in Note 1 of the Company's December 31, 2001 consolidated financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents contractual cash obligations of the Company as of March 31, 2002 (dollars in thousands):

                                                                          Payments due by Period
                                                  ------------------------------------------------------------------------
                                                                  Less than        One to        Three to        After
Contractual Cash Obligations                         Total        One Year       Three Years    Five Years     Five Years
----------------------------                      ------------   ------------   ------------   ------------   ------------
Bank Line of Credit                               $     86,949   $         --   $         --   $     86,949   $         --
Mandatorily Redeemable Preferred Securities             17,250             --             --             --         17,250
Operating Leases                                           871            503            320             48             --
                                                  ------------   ------------   ------------   ------------   ------------
     Total Contractual Cash Obligations           $    105,070   $        503   $        320   $     86,997   $     17,250
                                                  ============   ============   ============   ============   ============

The balance of mandatorily redeemable preferred securities is the fully accreted amount due at maturity.

The following table presents contractual commercial commitments of the Company as of March 31, 2002 (dollars in thousands):

                                                                 Amount of Commitment Expiration Per Period
                                                  ------------------------------------------------------------------------
                                                   Unfunded       Less than        One to        Three to        After
Commercial Commitments                            Commitments      One Year      Three Years    Five Years     Five Years
----------------------                            ------------   ------------   ------------   ------------   ------------
Lines of Credit                                   $     39,768   $     17,038   $     22,665   $          0   $         65
Standby Letters of Credit                                  485            485             --             --             --
                                                  ------------   ------------   ------------   ------------   ------------
     Total Commercial Commitments                 $     40,253   $     17,523   $     22,665   $          0   $         65
                                                  ============   ============   ============   ============   ============

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142. "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company adopted the provisions of SFAS No. 141 in 2001 and SFAS No. 142 effective January 1, 2002.

SFAS No. 141 requires upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

The Company adopted SFAS No. 142 as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $1.8 million which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $58,000 for the quarter ended March 31, 2001. Because of the detailed assessment required to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

The unamortized non-compete agreement of approximately $500,000 is being amortized on a straight-line basis over an original life of nine and one-half years. Upon initial application of Statement No. 142, the Company reassessed the useful life of its intangible assets and determined that the non-compete agreement has a remaining useful life of three and one-quarter years, unchanged from previous estimates. The Company will amortize the remaining balance related to the non-compete over the next 3.25 years.

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



Date  May 15, 2002                         /s/ Deborah B. Wilkinson
     ------------------     ----------------------------------------------------
                                            Deborah B. Wilkinson,
                            Executive Vice President and Chief Financial Officer