Form 10QSB
period 2002-06-30
KBK CAPITAL CORP
filed 2002-08-14
CIK 921559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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
YES       X                NO
     ---------------           -------------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE                         2,185,086
                                        (SHARES OUTSTANDING AS OF JULY 15, 2002)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES                 NO     X
    ---------          ---------

================================================================================

        KBK CAPITAL CORPORATION
        FORM 10-QSB-- Quarter Ended June 30, 2002


                                                                                                                 Page
                                                                                                                Number
        PART I.      FINANCIAL INFORMATION

        Item 1 -     Financial Statements

                     Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001               2

                     Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and
                     2001 (unaudited) and Six Months Ended June 30, 2002 and 2001 (unaudited)                     3

                     Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
                     December 31, 2001 and the Six Months Ended June 30, 2002 (unaudited)                         4

                     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001        5
                     (unaudited)

                     Notes to Consolidated Financial Statements                                                  6-8

        Item 2 -     Management's Discussion and Analysis of Financial Condition and Results of Operations       9-14

        PART II.     OTHER INFORMATION

        Item 1 -     Legal Proceedings                                                                            14

        Item 4 -     Submission of Matters to a Vote of Security Holders                                          14

        Item 6 -     Exhibits and Reports on Form 8-K                                                             15

                     Exhibit 99.5 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002                                                15

                     Signatures                                                                                   16

PART 1. - ITEM 1 - FINANCIAL STATEMENTS

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                              JUN. 30, 2002    DEC. 31, 2001
                                                                               (UNAUDITED)
                                                                              -------------    -------------
                                        ASSETS
Cash                                                                          $   3,541,798    $   8,310,453
Receivables:
     Accounts receivable, net                                                    46,282,518       64,981,840
     Loans receivable, net                                                       45,435,182       52,982,983
     Less allowance for credit losses                                            (2,549,999)      (8,475,641)
                                                                              -------------    -------------
     Total receivables, net                                                      89,167,701      109,489,182
Premises and equipment, net of accumulated depreciation                           1,279,679        1,528,588
Intangible assets, net of accumulated amortization                                2,228,793        2,305,767
Other loan-related assets, net                                                    6,243,995        6,949,269
Income taxes receivable                                                           1,597,074        1,175,840
Deferred tax asset, net                                                           1,048,565        3,817,797
Other assets                                                                      2,234,945        2,000,931
                                                                              -------------    -------------
                        Total assets                                          $ 107,342,550    $ 135,577,827
                                                                              =============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank line of credit                                                           $  69,478,114    $  95,416,050
Mandatorily redeemable preferred securities                                      16,135,694       16,107,974
Due to clients                                                                    8,224,736       10,500,872
Accounts payable and other liabilities
                                                                                    518,821          845,069

Deferred revenue                                                                     68,601          147,836
                                                                              -------------    -------------
                        Total liabilities                                        94,425,966      123,017,801

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value.  Authorized 100,000 shares; no
      Shares issued and outstanding                                                      --               --
Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     3,577,485 shares and outstanding 2,181,956 at June 30, 2002 and issued
      3,577,485 shares and outstanding 2,176,646 at December 31, 2001                35,775           35,775
Additional paid-in capital                                                       16,224,907       16,224,907
Retained earnings                                                                 4,338,738        4,011,438
Treasury stock, at cost, 1,395,529 shares at June 30, 2002 and
     1,400,839 shares at December 31, 2001                                       (7,682,836)      (7,712,094)
                                                                              -------------    -------------
                        Total stockholders' equity                               12,916,584       12,560,026
                                                                              -------------    -------------
                        Total liabilities and stockholders' equity            $ 107,342,550    $ 135,577,827
                                                                              =============    =============

See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED JUN. 30,   SIX MONTHS ENDED JUN. 30,
                                                      (UNAUDITED)                   (UNAUDITED)
                                                --------------------------    -------------------------
                                                   2002           2001           2002          2001
                                                -----------    -----------    -----------   -----------
Earned discount income                          $ 1,768,509    $ 2,175,133    $ 3,788,270   $ 4,860,673
Interest income - Loans                             946,395      1,653,674      1,987,070     3,770,612
Other income - Fees                                 578,358        677,106      1,003,926     1,300,615
                                                -----------    -----------    -----------   -----------
 Total revenue                                    3,293,262      4,505,913      6,779,266     9,931,900
Interest expense                                  1,200,316      1,982,792      2,492,986     4,438,122
                                                -----------    -----------    -----------   -----------
 Income after interest expense                    2,092,946      2,523,121      4,286,280     5,493,778
Provision for credit losses                        (205,274)     1,100,000         94,726     5,655,104
Losses on other loan-related assets                 705,274             --        705,274     1,635,000
                                                -----------    -----------    -----------   -----------
Income (loss) after interest expense and
 provision for losses                             1,592,946      1,423,121      3,486,280    (1,796,326)
Operating expenses:
 Salaries and employee benefits                   1,279,869      1,593,466      2,638,705     3,117,227
 Occupancy and equipment                            321,108        353,817        657,453       703,484
 Professional fees                                   74,305        122,613        145,305       253,598
 Other                                              498,896        761,024        940,153     1,539,782
                                                -----------    -----------    -----------   -----------
  Total operating expenses                        2,174,178      2,830,920      4,381,616     5,614,091
                                                -----------    -----------    -----------   -----------
Gain on sale of other assets                      1,441,892             --      1,441,892            --
                                                -----------    -----------    -----------   -----------
Income (loss) before income taxes                   860,660     (1,407,799)       546,556    (7,410,417)
Income tax expense (benefit):
 Federal                                            296,021       (443,333)       191,157    (2,441,901)
 State                                                6,135        (13,932)         6,248       (73,755)
                                                -----------    -----------    -----------   -----------
  Total income tax expense (benefit)                302,156       (457,265)       197,405    (2,515,656)
                                                -----------    -----------    -----------   -----------

Net income (loss)                               $   558,504    $  (950,534)   $   349,151   $(4,894,761)
                                                ===========    ===========    ===========   ===========

Net income (loss) per share-basic and diluted   $      0.26    $     (0.36)   $      0.16   $     (1.83)
                                                ===========    ===========    ===========   ===========

Weighted-average common shares
 outstanding-basic and diluted                    2,181,956      2,641,835      2,180,604     2,671,670
                                                ===========    ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 YEAR ENDED DECEMBER 31, 2001 AND AND SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)



                                           Common Stock
                                   ----------------------------   Additional                                         Total
                                      Shares                        paid-in         Retained        Treasury      stockholders'
                                    outstanding       Amount        capital         earnings         stock           equity
                                   ------------    ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000          2,764,404    $     35,775   $ 16,263,709    $ 12,991,900    $ (5,408,883)   $ 23,882,501

Purchase of stock for treasury         (600,255)             --             --              --      (2,381,708)     (2,381,708)

Issuance of common stock from
     treasury                            12,497              --             --         (44,049)         78,497          34,448

Forfeiture of stock options                  --              --        (38,802)             --              --         (38,802)

Net loss                                     --              --             --      (8,936,413)             --      (8,936,413)
                                   ------------    ------------   ------------    ------------    ------------    ------------

Balance at December 31, 2001          2,176,646          35,775     16,224,907       4,011,438      (7,712,094)     12,560,026

Issuance of common stock from
     treasury                             5,310              --             --         (21,851)         29,258           7,407

Net income                                   --              --             --         349,151              --         349,151

                                   ------------    ------------   ------------    ------------    ------------    ------------
Balance at June 30, 2002              2,181,956    $     35,775   $ 16,224,907    $  4,338,738    $ (7,682,836)   $ 12,916,584
                                   ============    ============   ============    ============    ============    ============





See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                             (UNAUDITED)
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $    349,151    $ (4,894,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                          374,870         511,833
   Accretion on mandatorily redeemable preferred securities                27,720          25,370
   Provision for credit losses                                             94,726       5,655,104
   Losses on other loan-related assets                                    705,274       1,635,000
   Deferred income taxes                                                2,769,232      (1,346,561)
   Changes in operating assets and liabilities:
    Accounts receivable, net                                           18,238,219      28,511,002
    Other assets                                                         (234,014)       (432,808)
    Due to clients                                                     (2,276,136)     (2,794,370)
    Accounts payable and other liabilities                               (326,248)       (545,694)
    Income taxes receivable/payable                                      (421,234)     (1,845,340)
    Deferred revenue                                                      (79,235)         22,458
                                                                     ------------    ------------
    Net cash provided by operating activities                          19,222,325      24,501,233
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in loans receivable, net                                1,988,536       7,382,477
   Purchases of premises and equipment                                    (48,987)       (577,352)
                                                                     ------------    ------------
    Net cash provided by investing activities                           1,939,549       6,805,125
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments to the bank                                         (25,937,936)    (35,600,026)
   Repurchase of common stock                                                  --      (1,039,810)
   Forfeiture of stock options                                                 --         (38,802)
   Issuance of common stock                                                 7,407          22,216
                                                                     ------------    ------------
    Net cash used in financing activities                             (25,930,529)    (36,656,422)
                                                                     ------------    ------------
    Net decrease in cash                                               (4,768,655)     (5,350,064)
Cash at beginning of period                                             8,310,453      12,675,230
                                                                     ------------    ------------
Cash at end of period                                                $  3,541,798    $  7,325,166
                                                                     ============    ============




       See accompanying notes to consolidated financial statements.

                    KBK CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The consolidated financial statements of KBK Capital Corporation (the "Company") and its wholly owned subsidiaries, KBK Financial, Inc., ("KBK"), KBK Receivables Corporation, ("SPC"), KBK Capital Trust I, (the "Trust"), and KBK Acceptance Company LP ("SPV"), included herein, are unaudited as of and for all periods ended June 30, 2002 and 2001. However, such unaudited statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and 2000 which are included in the Company's 2001 annual report.

2. OTHER LOAN-RELATED ASSETS. During 2001, the Company foreclosed on a loan which was secured by a Boeing 727 jet. As of June 30, 2002, the Company valued this airplane at approximately $6.2 million and classified it as other loan-related assets in the consolidated balance sheets. The Company is actively marketing the airplane for sale.

3. LINE OF CREDIT. During 2000, KBK transferred all its purchased accounts receivable and loans receivable to SPV on a non-recourse basis. Upon transfer to SPV, the assets were pledged as security for a $350 million facility ("Facility") to a multi-user conduit sponsored by a bank. This revolving Facility replaced KBK's "off-balance sheet" securitization as well as the multi-bank revolving line of credit that was executed in 1993. The new Facility initially carries a five-year commitment of $200 million, which may be increased up to $350 million upon request by SPV and consent by the conduit sponsor. The Facility matures December 15, 2005 and bears interest at the sponsor's commercial paper rate plus 1.28%. At June 30, 2002, the outstanding indebtedness under the Facility was approximately $69 million. The terms of the Facility require SPV and KBK to comply with certain financial covenants including the maintenance of a certain tangible net worth. The Facility also provides for a borrowing base against eligible receivables and loans pursuant to the terms of the Facility. KBK was in compliance with the financial covenants and borrowing base limitations, and there was approximately $4.7 million in available credit under this line at June 30, 2002.

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

The obligations of the Company with respect to the issuance of the Preferred Securities constitute an irrevocable guarantee by the Company of the Trust's obligation with respect to the Preferred Securities. Subject to certain limitations, the Company may, from time to time, defer subordinated debenture interest payments to the Trust, which would result in a deferral of distribution payments on the related Preferred Securities. In such case, the distributions on the Preferred Securities will accumulate and compound quarterly at 9.50% per annum. The difference between the carrying value and liquidation value of the Preferred Securities, $1,114,306 as of June 30, 2002, is being accreted over 15 years by making periodic charges to the Company's operations.

5. NET INCOME (LOSS) PER SHARE. Following is a reconciliation between the weighted average shares outstanding used in the basic and diluted net income
(loss) per share computations:

                                                      Three Months Ended                 Six Months Ended
                                                  June 30, 2002   June 30, 2001    June 30, 2002   June 30, 2001
                                                  -------------   -------------    -------------   -------------
Net income (loss)                                 $     558,504   $    (950,534)   $     349,151   $  (4,894,761)
                                                  =============   =============    =============   =============
Weighted average shares outstanding - Basic           2,181,956       2,641,835        2,180,604       2,671,670
                                                  =============   =============    =============   =============
Net income (loss)per share - Basic                $        0.26   $       (0.36)   $        0.16   $       (1.83)
                                                  =============   =============    =============   =============

Weighted average shares outstanding - Basic           2,181,956       2,641,835        2,180,604       2,671,670
Effect of dilutive securities
 Assumed exercise of stock options and warrants              --              --               --              --
                                                  -------------   -------------    -------------   -------------
Weighted average shares outstanding - Diluted         2,181,956       2,641,835        2,180,604       2,671,670
                                                  =============   =============    =============   =============
Net income (loss)per share - Diluted              $        0.26   $       (0.36)   $        0.16   $       (1.83)
                                                  =============   =============    =============   =============

For the three months ended June 30, 2002 and 2001, zero and 750 stock options, respectively, and for the six months ended June 30, 2002 and 2001, zero and 2,696, respectively, were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been antidilutive.

6. STOCKHOLDERS' EQUITY. Pursuant to the Stock Repurchase Plan initiated in 1995, the Company held 1,395,529 shares of Treasury Stock at a cost of $7,682,836 as of June 30, 2002. The Company purchased no shares during the quarter ended June 30, 2002.

7. NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142. "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company adopted the provisions of SFAS No. 141 in 2001 and SFAS No. 142 effective January 1, 2002.

SFAS No. 141 requires upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based upon the results of this assessment, the Company determined that, as of January 1, 2002, the fair value of the Company exceeded its carrying value. Therefore, the goodwill of the Company is not impaired.

To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is not required for the Company because the goodwill is not impaired.

The Company adopted Statement No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $1,805,000, which was subject to the transition provisions of Statement No. 142. There was no amortization expense for the three months ended June 30, 2002 related to the Company's goodwill, whereas this expense amounted to approximately $59,900 and $119,800 for the quarter and six months ended June 30, 2001. The Company's reported net loss for the three months ended June 30, 2001 adjusted for excluding the effects of goodwill amortization would have been $890,634 compared to net income of $558,504 for the three months ended June 30, 2002. Likewise, the Company's basic and diluted net loss per share for the three months ended June 30, 2001 adjusted for excluding the effects of goodwill amortization would have been ($0.34) compared to basic and diluted net income per share of $0.26 for the three months ended June 30, 2002. The Company's reported net loss for the six months ended June 30, 2001 adjusted for excluding the effects of goodwill amortization would have been $4,774,961 compared to net income of $349,151 for the six months ended June 30, 2002. Likewise, the Company's basic and diluted net loss per share for the six months ended June 30, 2001 adjusted for excluding the effects of goodwill amortization would have been ($1.79) compared to basic and diluted net income per share of $0.16 for six months ended June 30, 2002.

The unamortized non-compete agreement of approximately $500,000 is being amortized on a straight-line basis over an original life of nine and one-half years. Upon initial application of Statement No. 142, the Company reassessed the useful life of its intangible assets and determined that, as of January 1, 2002, the non-compete agreement had a remaining useful life of three and one-quarter years, unchanged from previous estimates. The Company will amortize the balance related to the non-compete over the remaining life.

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

RESULTS OF OPERATIONS

         Second Quarter 2002 Compared to Second Quarter 2001

The following table sets forth the results of operations and certain other data of the Company for the second quarter of 2002 and the second quarter of 2001.

                                     Quarter Ended               Quarter Ended
                                     June 30, 2002               June 30, 2001
                                      (unaudited)                (unaudited)
                               -----------------------    ------------------------
                                           (dollars in thousands)
Average Net Funds Employed     $   92,283                 $  116,791
Total Revenue                       3,293        100.0%        4,506         100.0%
Interest Expense                    1,200         36.4%        1,983          44.0%
Provision for Credit Losses           500         15.2%        1,100          24.4%
Operating Expenses                  2,174         66.0%        2,831          62.8%
Other Income                        1,442         43.8%           --            --
Income Tax Expense (Benefit)          302          9.2%         (457)        (10.1)%
                               ----------   ----------    ----------    ----------
Net Income (Loss)                     559         17.0%         (951)        (21.1)%
                               ==========   ==========    ==========    ==========

Average net funds employed decreased 21.0% to $92.3 million for the quarter ended June 30, 2002 from $116.8 million for the quarter ended June 30, 2001. This decrease in average net funds employed resulted in a decrease in revenue of 26.9%, or $1.2 million, to $3.3 million for the quarter ended June 30, 2002 from the quarter ended June 30, 2001 total revenue of $4.5 million.

Interest expense decreased $783,000 to $1.2 million for the second quarter of 2002 compared with $2.0 million for the second quarter of 2001. This decrease resulted primarily from the $23.2 million decrease in average funded debt required to support the funding of the Company's portfolio as well as the significant decrease in market interest rates. The net effect of the decreased revenue and decreased interest expense was a decrease of $430,000, or 17.0%, in income after interest expense for the quarter ended June 30, 2002, compared to the prior year quarter.

A provision for credit losses of $500,000 was recorded for the second quarter of 2002, compared to $1.1 million for the second quarter of 2001. The $500,000 provision for losses was recorded in consideration of the Company's valuation of the portfolio as of June 30, 2002. During the second quarter of 2002, the Company had net chargeoffs of $3.1 million compared to $498,000 of net chargeoffs for the second quarter of 2001. The increase in chargeoffs resulted from the final liquidation of assets which became nonperforming during 2001. The allowance for credit losses of $2.5 million represents 2.8% of total outstanding loans and accounts receivables and 2.7% of average net funds employed for the quarter then ended. The allowance for credit losses at June 30, 2001 of $6.9 million represented 5.9% of total outstanding loans and accounts receivables and 5.9% of average net funds employed for the quarter then ended. Management believes the current allowance is adequate to cover potential losses that might result from the accounts receivable and loan portfolio at June 30, 2002.

Operating expenses of $2.2 million for the three months ended June 30, 2002 decreased $657,000, or 23.2%, compared with $2.8 million for the three months ended June 30, 2001. The Company implemented a cost reduction program during the fourth quarter of 2001 and experienced significant decreases in salaries and employee benefits, professional fees and marketing expenses.

The Company recognized a gain of approximately $1.4 million included in gain on sale of other assets related to its warrant position in a client company which was sold during the second quarter of 2002. An additional gain of approximately $160,000 related to this transaction may be received on the transaction anniversary contingent on certain results of operations of the acquisition company.

The decrease in operating expenses, combined with the decrease in the provision for credit losses, the gain on the sale of warrants and the $430,000 decrease in income after interest expense, resulted in a $2.3 million increase in income before income taxes compared to the prior year quarter.

Income taxes increased to $302,000 for the second quarter of 2002 compared to an income tax benefit of $457,000 for the second quarter of 2001.

As a result of the foregoing, net income of the Company for the second quarter of 2002 increased to $559,000 as compared to a net loss of $951,000 for the second quarter of 2001.

         Six Months Ended June 30, 2002 Compared to Six Months Ended June 30,
2001

         The following table sets forth the results of operations and certain other data of the Company for the six months ended June 30, 2002 and 2001.

                                          Six Months Ended             Six Months Ended
                                           June 30, 2002                June 30, 2001
                                            (unaudited)                  (unaudited)
                                    -------------------------    --------------------------
                                                    (dollars in thousands)
Average Net Funds Employed          $    97,476                  $   124,885
Total Revenue                             6,779         100.0%         9,932          100.0%
Interest Expense                          2,493          36.8%         4,438           44.7%
Provision for Credit Losses                 800          11.8%         5,655           56.9%
Loss on Other Loan Related Assets            --            --          1,635           16.5%
Other Income                              1,442          21.3%            --             --
Operating Expenses                        4,382          64.7%         5,614           56.5%
Income Tax Expense (Benefit)                197           2.9%        (2,515)         (25.3)%
                                    -----------   -----------    -----------    -----------
Net Income (Loss)                           349           5.1%        (4,895)         (49.3)%
                                    ===========   ===========    ===========    ===========

Average net funds employed decreased 21.9% to $97.5 million for the six months ended June 30, 2002 from $124.9 million for the six months ended June 30, 2001. This decrease in net funds employed generated a revenue decrease of 31.7%, or $3.2 million, to $6.8 million for the six months ended June 30, 2002 compared to $9.9 million for the same period in 2001.

Interest expense decreased 43.8% to $2.5 million for the six months ended June 30, 2002 from $4.4 million for the same period of 2001. This decrease resulted primarily from the $24.5 million decrease in average funded debt required to support the funding of Company's portfolio as well as the significant decrease in market interest rates. The net effect of the decreased revenue and decreased interest expense was a decrease of $1.2 million, or 22.0%, in income after interest expense for the six months ended June 30, 2002, compared to the same period of the prior year.

A provision for credit losses of $800,000 was recorded for the six months ended June 30, 2002, as compared to $5.7 million for the same period of 2001. The $800,000 provision for losses was recorded in consideration of the Company's valuation of the portfolio as of June 30, 2002. The decreased provision returns the Company to a more normalized provision compared to the prior year charge which was required by deterioration of the loan portfolio during the first quarter to 2001. During the six months ended June 30, 2002, the Company had net charge-offs of $6.0 million compared to $1.2 million of net charge-offs for the same period of 2001. The increase in chargeoffs resulted from the final liquidation of assets which became nonperforming during 2001. The allowance for credit losses at June 30, 2002 of $2.5 million represents 2.8% of total outstanding loans and accounts receivable and 2.6% of average net funds employed for the six months then ended. The Company did not record any losses on investments in other assets during the six months ended June 30, 2002.

The allowance for credit losses at June 30, 2001 of $6.9 million was 5.9% of total outstanding loans and accounts receivable and 5.5% of average net funds employed for the six months then ended. Management believes the current allowance is adequate to cover potential losses which might result from the accounts receivable and loan portfolio at June 30, 2002.

Operating expenses of $4.4 million for the six months ended June 30, 2002 decreased $1.2 million, or 21.9%, compared with the $5.6 million for the same period of 2001. The Company implemented a cost reduction program during the fourth quarter of 2001 and experienced significant decreases in salaries and employee benefits, professional fees and marketing expenses.

The Company recognized a gain of approximately $1.4 million related to its warrant position in a client company which was sold during the second quarter of 2002. An additional gain of approximately $160,000 related to this transaction may be received on the transaction anniversary contingent on certain results of operations of the acquisition company.

The impact of the gain combined with the decrease in operating expenses and the decrease in the provision for credit and impairment losses and the decrease in income after interest expenses, resulted in an 107.4% increase in income before income tax when compared to the prior year period.

As a result of the foregoing, net income of the Company for the six months ended June 30, 2002 increased $5.2 million, or 107.1%, to a net income of $349,000 from a net loss of $4.9 million for the same period in 2001.

CHANGES IN FINANCIAL CONDITION

Total assets decreased from $135.6 million at December 31, 2001 to $107.3 million at June 30, 2002. This decrease is primarily related to the $20.3 million decrease in net receivables and $4.8 million decrease in cash from December 31, 2001 to June 30, 2002 and the corresponding $25.9 million decrease in the bank line of credit from $95.4 million at December 31, 2001 to $69.5 million at June 30, 2002. Stockholders' equity increased $356,558, from $12.6 million at December 31, 2001 to $12.9 million at June 30, 2002, which was primarily the result of the net income of $349,151 for the six months ended June 30, 2002. The Company paid no dividends on its common stock during the six months ended June 30, 2002.

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

Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to an aggregate of 1,500,000 shares (41.9% of the issued shares as of June 30, 2002) of the Company's common stock at the current market price. At June 30, 2002, 1,395,529 shares of common stock were held in the treasury at a cost of $7.7 million. All of such purchases have been funded out of the general funds of the Company, which resulted in an increase in the outstanding balance under the credit facility.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents contractual cash obligations of the Company as of June 30, 2002 (dollars in thousands):

                                                                             Payments due by Period
                                              ------------------------------------------------------------------------
                                                 Total         Less than       One to       Three to          After
Contractual Cash Obligations                                    One Year    Three Years    Five Years      Five Years
----------------------------                  ------------   ------------   ------------   ------------   ------------
Bank Line of Credit                           $     69,478   $         --   $         --   $     69,478   $         --
Mandatorily Redeemable Preferred Securities         17,250             --             --             --         17,250
Operating Leases                                       581            532             49             --
                                              ------------   ------------   ------------   ------------   ------------
     Total Contractual Cash Obligations       $     87,309   $        532   $         49   $     69,478   $     17,250
                                              ============   ============   ============   ============   ============

The balance of mandatorily redeemable preferred securities is the fully accreted amount due at maturity.

The following table presents contractual commercial commitments of the Company as of June 30, 2002 (dollars in thousands):

                                                    Amount of Commitment Expiration Per Period
                                    -----------------------------------------------------------------------------
                                      Unfunded       Less than         One to         Three to          After
Commercial Commitments               Commitments      One Year       Three Years     Five Years       Five Years
----------------------              -------------   -------------   -------------   -------------   -------------
Lines of Credit                     $      30,145   $      17,737   $      12,343   $           0   $          65
Standby Letters of Credit                      25              25              --              --              --
                                    -------------   -------------   -------------   -------------   -------------
     Total Commercial Commitments   $      30,170   $      17,762   $      12,343   $           0   $          65
                                    =============   =============   =============   =============   =============

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

SFAS No. 141 requires upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Based upon the results of this assessment, the Company determined that, as of January 1, 2002, the fair value of the Company exceeded its carrying value. Therefore, the goodwill of the Company is not impaired.

To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is not required for the Company because the goodwill is not impaired.

The Company adopted SFAS No. 142 as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $1.8 million which is subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $59,900 and $119,800 for the quarter and six months ended June 30, 2001.

The unamortized non-compete agreement of approximately $500,000 is being amortized on a straight-line basis over an original life of nine and one-half years. Upon initial application of Statement No. 142, the Company reassessed the useful life of its intangible assets and determined that, as of January 1, 2002, the non-compete agreement had a remaining useful life of three and one-quarter years, unchanged from previous estimates. The Company will amortize the balance related to the non-compete over the remaining life.


PART II  - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

The Company is not a party to any litigation other than routine proceedings incidental to its business and the Company does not expect that these proceedings will have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the stockholders of the Company at the Annual Meeting of Stockholders held on May 15, 2002. Of the 2,179,237 outstanding authorized voting shares, there were present by proxy or in person 2,157,491 shares, or 99%, of the voting shares outstanding. The following issues were presented to the stockholders for approval.

          1.   To elect three directors to serve for a term of three years;

          2. To ratify the selection by the Board of Directors of KPMG LLP as independent auditors for the fiscal year ending December 31, 2002.

For Item 1, the following votes were cast for each of the nominees proposed by the Board of the Company.

                          Shares          Shares           Shares
         Nominee         Voted For     Voted Against      Withheld      Broker Non-Votes
          ------         ---------     -------------      --------      ----------------
Robert J. McGee          2,111,563       -0-               45,928              -0-
Daniel R. Feehan         2,122,563       -0-               34,928              -0-
Thomas L. Healey         2,122,563       -0-               34,928              -0-

For Item 2, shares voted FOR were 2,132,662 shares, 224,729 shares voted AGAINST, and 100 shares ABSTAINED.

Both items were approved pursuant to the Company's Articles of Incorporation and By-Laws.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBIT 99.5 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of KBK Capital Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's best knowledge and belief:

               (a) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (b) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.


Dated this 14th day of August, 2002.

                                   KBK CAPITAL CORPORATION
                                   ("Company")


                                                  /s/ Robert J. McGee
                                   ---------------------------------------------
                                      Robert J. McGee, Chief Executive Officer





                                               /s/ Deborah B. Wilkinson
                                   ---------------------------------------------
                                   Deborah B. Wilkinson, Chief Financial Officer


          (b)  Reports on Form 8-K .

               None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        KBK CAPITAL CORPORATION



Date August 14, 2002                             /s/  Deborah B. Wilkinson
     ------------------                 ----------------------------------------
                                                    Deborah B. Wilkinson,
                                                    Executive Vice President and
                                                    Chief Financial Officer